Form 10QSB
period 1996-05-31
NICOLLET PROCESS ENGINEERING INC
filed 1996-07-15
CIK 934520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended May 31, 1996

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period From ____ to ____

                         Commission file number 0-27928

                       NICOLLET PROCESS ENGINEERING, INC.
        (Exact name of small business issuer as specified in its charter)

          Minnesota                                       41-1528120
(State or other jurisdiction of               (IRS employer identification no.)
 incorporation or organization)

420 North Fifth Street, Ford Centre, Suite 1040           (612) 339-7958
           Minneapolis, MN  55401                   (Issuer's telephone number)
  (Address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares of Common stock, no par value outstanding as of July 10, 1996 was 3,270,325.



                                      INDEX

PART I.  FINANCIAL INFORMATION


ITEM      DESCRIPTION                                                   PAGE(S)

1.   FINANCIAL STATEMENTS.

     Balance Sheets as of May 31, 1996 (unaudited) and
       August 31, 1995...................................................   3

     Statements of Operations (unaudited) for the three
       months and nine months ended May 31, 1996 and 1995................   4

     Statements of Cash Flows (unaudited) for the three
       months and nine months Ended May 31, 1996 and 1995................   5

     Notes to Condensed Financial Statements (unaudited).................   6

2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................   7


PART II.  OTHER INFORMATION

1.   LEGAL PROCEEDINGS...................................................  12

6.   EXHIBITS AND REPORTS ON FORM 8-K....................................  12






                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          NICOLLET PROCESS ENGINEERING
                                  BALANCE SHEET
                  MAY 31, 1996 (UNAUDITED) AND AUGUST 31, 1995

                                                 5/31/96       8/31/95

                            ASSETS

CURRENT ASSETS:
      CASH & CASH EQUIVALENTS                   2,869,194         5,274
      NET RECEIVABLES                             374,578       453,224
      INVENTORIES                                 295,642       307,755
      PREPAID EXPENSES & OTHER ASSETS              48,967        28,513

                     TOTAL CURRENT ASSETS       3,588,381       794,766

PROPERTY AND EQUIPMENT:
      FURNISHINGS & EQUIPMENT, NET                279,193       298,492
      LICENSE AGREEMENT                           136,012
      DEVELOPMENT COSTS                           260,940       259,968
      OTHER ASSETS                                 77,663        11,820

                                               ----------    ----------
                         TOTAL ASSETS           4,342,189     1,365,046
                                               ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
ACCOUNTS  PAYABLE                                 298,228       854,382
      ACCTS  PAY.-RELATED PARTIES                                21,755
      NOTES PAYABLE CURRENT PORTION                16,473       325,863
      NOTES PAY. RELATED PARTIES                        0       200,000
      ACCRUED PAYROLL LIABILITIES                  16,926        57,817
      ACCRUED LIABILITIES                          45,046        96,786

                  TOTAL CURRENT LIABILITIES       376,673     1,556,603

LONG TERM NOTES                                   125,428       125,427
CAPITALIZED LEASE OBLIGATION                       13,145        13,145
DEFERRED RENT                                      14,393        19,190

SHAREHOLDERS' EQUITY (DEFICIT):
      COMMON STOCK, NO PAR VALUE:
      AUTHORIZED SHARES --5,000,000
      ISSUED AND OUTSTANDING SHARES--
          1,796,830 AT AUGUST 31, 1995
          3,270,325 AT MAY 31, 1996             7,663,582     2,368,938
      ACCUMULATED DEFICIT                      (3,851,032)   (2,718,257)
                                               ----------    ----------
                  TOTAL SHAREHOLDERS' EQUITY    3,812,550      (349,319)
                                               ----------    ----------

 TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                      4,342,189     1,365,046
                                               ==========    ==========


                 See accompanying notes to financial statements.



                          NICOLLET PROCESS ENGINEERING
                             STATEMENT OF OPERATIONS
                      FOR THE THREE MONTHS AND NINE MONTHS
                           ENDED MAY 31, 1996 AND 1995
                                   (UNAUDITED)


                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                     5/31/96        5/31/95       5/31/96       5/31/95
NET SALES                              284,239     1,040,548     1,757,475     2,013,456

COST OF SALES                          327,141       576,912     1,428,497     1,180,256
                                    ----------    ----------    ----------    ----------

GROSS MARGIN                           (42,902)      463,636       328,978       833,200

OPERATING EXPENSES:

SELLING EXPENSES                       172,644       204,197       528,432       461,855
RESEARCH & DEVELOPMENT
   EXPENSES                            127,157       129,028       284,228       425,498
GENERAL & ADMINISTRATIVE
   EXPENSES                            240,022       151,494       555,825       408,079
                                    ----------    ----------    ----------    ----------
TOTAL OPERATING EXPENSES:              539,823       484,719     1,388,485     1,295,432
                                    ----------    ----------    ----------    ----------

OPERATING PROFIT/(LOSS)               (582,725)      (21,083)   (1,059,507)     (462,232)

OTHER INCOME/EXPENSES
INTEREST EXPENSE                        43,570         7,927       103,974        26,747
INTEREST INCOME                        (29,581)         (439)      (30,706)       (2,587)

                                    ----------    ----------    ----------    ----------
TOTAL OTHER (INC)/EXP                   13,989         7,488        73,268        24,160
                                    ----------    ----------    ----------    ----------

NET INCOME/(LOSS)                     (596,714)      (28,571)   (1,132,775)     (486,392)
                                    ==========    ==========    ==========    ==========

NET EARNINGS/(LOSS) PER
   SHARE                                 (0.21)        (0.01)        (0.49)        (0.26)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                   2,899,283     1,997,830     2,329,980     1,869,689




                 See accompanying notes to financial statements.



                          NICOLLET PROCESS ENGINEERING
                             STATEMENT OF CASH FLOW
                 FOR THE NINE MONTHS ENDED MAY 31, 1996 AND 1995
                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:      5/31/96       5/31/95

NET LOSS                                 (1,132,775)     (486,392)
ADJUSTMENTS TO RECONCILE NET
LOSS TO NET CASH USED IN
OPERATING ACTIVITIES:
      DEPRECIATION/AMORTIZATION              45,900        35,476
      ACCOUNTS RECEIVABLE                    78,646      (248,115)
      INVENTORIES                            12,113      (151,009)
      PREPAID EXPENSES                      (20,454)      (28,223)
      ACCOUNTS PAYABLE                     (577,907)      140,206
      OTHER CURRENT LIABILITIES                   0       (25,316)
      ACCRUED LIABILITIES                   (92,631)      (80,170)
                                         ----------    ----------
NET CASH USED IN OPERATING ACTIVITIES:   (1,687,108)     (843,543)
                                         ----------    ----------

CASH FLOW FROM INVESTING ACTIVITIES
USED FOR:
       TOTAL FIXED ASSETS                   (26,602)      (51,116)
      OTHER ASSETS                         (136,984)         (400)
      CAPITAL-IN-PROCESS                    (65,842)            0
                                         ----------    ----------
NET CASH USED IN INVESTING ACTIVITIES      (229,428)      (51,516)
                                         ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
PROCEEDS FROM:
      COMMON STOCK                        5,294,644       731,819
      USED FOR
      NOTES PAYABLE                        (505,760)            0
      DEFERRED LEASE OBLIGATION              (4,798)       (4,798)
      CAPITALIZED LEASE OBLIGATION           (3,630)       (6,555)
                                         ----------    ----------
NET CASH USED IN FINANCING ACTIVITIES     4,780,456       720,466
                                         ----------    ----------
NET INCREASE (DECREASE) IN CASH           2,863,920      (174,593)


CASH BALANCE AT BEGINNING OF PERIOD           5,274       194,741
                                         ----------    ----------
CASH BALANCE AT END OF PERIOD             2,869,194        20,148
                                         ==========    ==========



                 See accompanying notes to financial statements.



                       NICOLLET PROCESS ENGINEERING, INC.

                                   Form 10-QSB

                                  May 31, 1996

                     Notes to Condensed Financial Statements

1.       BASIS OF PRESENTATION

         The unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements have been omitted or condensed pursuant to such rules and regulations. The information furnished reflects, in the opinion of the management of the Company, all adjustments (of only a normally recurring nature), necessary to present a fair statement of the results for the interim periods presented. Operating results for the three and nine month periods ended May 31, 1996 are not necessarily indicative of the results that may be expected for the year ended August 31, 1996. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Prospectus dated March 10, 1996.


2.       NET LOSS PER SHARE

         Net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period after giving effect for additional shares as calculated under the rules of the Securities and Exchange Commission Staff Accounting Bulletin number 83. Common equivalent shares representing stock warrants and options were excluded in all periods presented due to their anti-dilutive effect.


3.       INITIAL PUBLIC OFFERING

         On March 19, 1996 the Company completed an initial public offering of 1,000,000 shares of newly issued common stock which raised $3,639,000 net of expenses. On May 6, 1996 the overallotment was exercised for 171,215 additional shares which raised $688,000. The price per share was $4.625.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THIS FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS FORM 10-QSB THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, WORDS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED UNDER THE CAPTION "IMPORTANT FACTORS TO CONSIDER."

OVERVIEW

         Nicollet Process Engineering, Inc. (the "Company") designs, manufacturers, markets and supports process monitoring and control systems (the "NPE Monitoring and Control System"), client/server software at the host level (the "NPE Host Level Software") and machine diagnostic tools (the "Machine Capability Analyzer") for the die casting and plastic injection molding industries. The Company's strategy, beginning with its inception in 1985, has been to develop industry-specific monitoring and control systems to better control the production process and to provide information access to all levels of management throughout an enterprise. The Company introduced its DOS based NPE Process Monitoring and Control System first into the die casting industry and, in 1994, expanded into the plastic injection molding industry with a Windows(TM) based version of the NPE Process Monitoring and Control System. The Company developed software capabilities at the client/server level in 1994. During 1995, the Company introduced Windows(TM) based versions of its products into the die casting industry. The emphasis of existing sales of the Company's products are the Windows(TM) based versions, although the Company continues to offer DOS based products.

         Revenues are generated from the sale of the Company's NPE Systems and the sale of the MCA. Revenues for these products generally are recognized upon shipment to the customer. The Company also separately charges for installation, training, service and support. Revenues related to installation and training are recognized as the services are performed. Revenues related to service and support arrangements are recognized ratably over the life of the agreement. The Company also offers a one year warranty on certain components of its products. The warranty on any purchased hardware is provided by the original hardware vendor. Warranty costs incurred by the Company have been negligible to date and are not expected to be significant in the future.

         The Company expenses all software development costs as incurred until technological feasibility has been established for the product, at which time the costs are capitalized until the product is available for general release to customers. The cost of purchased software is capitalized if the software meets the technological feasibility requirements. During fiscal 1994 and 1995 and the first quarter of fiscal 1996, the Company has expensed substantially all software development costs. In August 1995, the Company acquired the core technology for its Windows(TM) based software for the die casting industry. The Company capitalized the cost of this purchased software as of August 31, 1995 because the software met the technological feasibility requirements at the time of purchase.


RESULTS OF OPERATIONS

                 THREE MONTHS & NINE MONTHS ENDING MAY 31, 1996
           COMPARED TO THREE MONTHS & NINE MONTHS ENDING MAY 31, 1995

         NET SALES. Net sales decreased 73% to $284,239 in the three months ended May 31, 1996 compared to $1,040,548 in the three months ended May 31, 1995. Sales for the nine months ended May 31, 1996 decreased 13% to $1,757,475 compared to $2,013,456 for the prior year period. Die casting sales decreased 78% to $215,041 for the three months ended May 31, 1996 compared to $959,175 for the prior year period. For the nine months ended May 31, 1996 die casting sales decreased 50% to $796,734 compared to $1,603,651 for the prior year period. Plastics sales decreased 15% percent to $69,198 for the three month period ended May 31, 1996 compared to $81,353 for the prior year period. For the nine months ended May 31, 1996 plastics sales increased 134% to $960,741 compared to $409,805 for the prior year period. The decrease in sales, relating to the die cast product, both for the quarter and nine months ending May 31, 1996, is primarily the result of a technical delay the Company has been experiencing in releasing its new Windows(TM) based Die Casting product which has slowed the release to market. The technical problems related to board development are now resolved, and the new product will be available first quarter 1997. The decrease in Plastics sales for the quarter is due primarily to training new personnel and developing their market areas. The significant increase in plastics sales for the nine months ending May 31, 1996 is due to the final shipments and installations of large orders.

         GROSS MARGINS. The gross loss was 4% of revenues in the three months ended May 31, 1996 compared to a gross profit of 45% of revenues for prior year period. Gross profit for the nine months ended May 31, 1996 decreased to 20% compared to 41% for the prior year period. The decrease in gross margins, as percent of sales, and in absolute dollar values in the three months ended May 31, 1996 is largely due to decreased sales, partially offset by the ongoing costs relating to installation, service and training for initial implementations of large systems in the plastics division. The absolute dollar decrease for the nine months ended May 31, 1996, was due to ongoing cost incurred relating to installation, service and training for initial implementations of large systems in the plastics division.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses decreased 15% to $172,644 for the three months ended May 31, 1996 from $204,197 for the prior year period. Expenditures through nine months ending May 31, 1996 increased 14% to $548,432, or 31% of sales compared to $461,855 or 23% for the prior year period. The decrease for the quarter is the result of decreased commission expense related to the lower sales volume partially offset by additions to the sales force in April, 1996. The increase in the nine months is due to the additions to the sales force in September, 1995 and increased expenses for trade shows and related travel partially offset by decreased commission expense as a result of lower sales.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and Development expenses for the three months ending May 31, 1996 were $127,157 compared to $129,028 for the prior year period. For the nine months ended May 31, 1996 expenses decreased 33% to $284,228 compared to $425,498 for the prior year period. This decrease was primarily due to capitalization of cost involved in the final phases of the Windows(TM) based die casting product.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 58% to $240,022 in the three months ended May 31, 1996 and increased 36% to $555,825 for the nine months ended May 31, 1996, compared to $151,494 and $408,078 respectively for the prior periods ended May 31, 1995. The increases in general and administrative expenses were due to increased personnel cost, international market development expenses, and costs connected with establishing a direct sales force in international markets.

         INTEREST INCOME. Interest income increased to $29,581 in the three months ended May 31, 1996 compared to $439 for the prior year period. For the nine months ended May 31, 1996, interest income was $30,706 compared to $2,587 for the prior year period. This increase was due to short term investment of funds from the initial public offering ("IPO") completed March 19, 1996.

         INTEREST EXPENSE. Interest expense increased to $43,570 for the three months ended May 31, 1996, and $103,974 for the nine months ended May 31, 1996. This compares to $7,927 and $26,747 for the prior year periods. This increase was due to amortized interest from financing activities related to line of credit with Republic Acceptance Corporation, bridge financing associated with the IPO, and loans to related parties. These notes were paid off by proceeds from the IPO.

         NET LOSS. The net loss was $596,714 or $0.21 per share for the three months ended May 31, 1996, compared to a loss of $28,571 and $0.01 per share for the prior year period. The loss for the nine months ended May 31, 1996 was $1,132,775 or $0.49 per share compared to a loss of $486,392 and $0.26 per share for the prior year period. This increased loss was due to the low sales volume and added expenses in selling and general & administrative expenses.


LIQUIDITY AND CAPITAL RESOURCES

         In March 1996, the Company completed an initial public offering of 1,000,000 shares of common stock. In May, 1996, the underwriter exercised its overallotment option to purchase an additional 171,215 shares of common stock. The net proceeds to the Company from the public offering was approximately $4.3 million. The Company's common stock is quoted on the Nasdaq SmallCap Market under the symbol "NPET."

         Net cash used in operating activities was $1,687,108 and $843,543 in the nine months ended May 31, 1996 and 1995, respectively. The cash used was primarily to reduce accounts payable by $577,907 and to pay off of current noted payable totaled $505,760. Net cash used in investing activities was $229,428 and $51,516 in the nine months ended May 31, 1996 and 1995, respectively. Net cash provided by financing activities was $4,780,456 and $720,466 in the nine months ended May 31, 1996 and 1995, respectively.

         The Company anticipates capital expenditures of approximately $60,000 through year end related to additional space for their Research & Development facilities.

         With the proceeds of the initial public offering, the Company believes that sufficient liquidity is available to satisfy its working capital needs at least through June 1997.


                          IMPORTANT FACTORS TO CONSIDER

         The following factors are important and should be considered carefully in connection with any evaluation of the Company's business, financial condition, results of operations and prospects.

         HISTORY OF LOSSES; UNCERTAINTY OF FUTURE RESULTS; GOING CONCERN UNCERTAINTY. To date, the Company has incurred continuing operating losses. The Company is dependent on increasing its revenue base to achieve profitability. Expenses will also increase as the Company begins to increase its sales and marketing activities. The Company's results of operations will depend upon numerous factors, including market acceptance of the Company's products, the level of pricing and product competition and the Company's ability to manufacture and market its products efficiently and competitively.

         DEPENDENCE UPON PLASTIC INJECTION MOLDING AND DIE CASTING INDUSTRIES. Currently, the Company's products are designed only for the die casting and plastic injection molding industries. Each of these industries is characterized by fluctuations in manufacturing capacity and pricing and gross margin pressures. Segments of these industries have from time to time experienced significant economic downturns characterized by decreased product demand, production over-capacity, price erosion, work slowdowns and layoffs. Historically, the die casting industry has been deeply affected by economic cycles and tends to be characterized by quick declines at the very beginning of a downturn and gradual recoveries very late in the cycle. Accordingly, the Company's sales efforts to the die casting market are also subject to downturns in the economy. Unlike the die casting industry, the plastic injection molding industry historically has grown steadily in recent years, even through downturns in the economic cycle. Since 1994, however, when the Company entered the plastic injection molding industry, there have been no economic downturns as reflected by industry revenues which would enable the Company to gauge its impact on sales. The Company's operations may in the future reflect substantial fluctuations from period to period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from major customers, and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect upon the Company's business, operating results and financial condition.

         TECHNOLOGICAL OBSOLESCENCE. The market for the Company's products is characterized by rapid technological advances, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products and products currently under development obsolete and unmarketable. The Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products that keep pace with technological developments, respond to evolving end-user requirements and achieve market acceptance. Any failure by the Company to anticipate or respond adequately to technological developments or end-user requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness or revenues. Furthermore, the Company may not have sufficient financial resources to maintain research and development capabilities and, consequently, to maintain its technology position. Even though NPE's products have been designed to incorporated the latest technology, some of the Company's competitors have greater financial resources and larger research and development staffs than the Company and accordingly may have greater capabilities to adapt their products to technological changes.

         LIMITED MARKETING EXPERIENCE. A key element of the Company's business strategy is to promote the sale of its products by significantly expanding its sales and marketing efforts. To date, the Company has had limited resources for sales and marketing activities and has primarily sold its products through its independent representative organizations and a limited direct sales force. NPE has not had sufficient resources to develop marketing materials and programs or to adequately train its independent representative organizations, which currently provide most of the Company's sales efforts in the plastic injection molding industry. There can be no assurance that the Company's proposed marketing materials and programs and its proposed training program for its sales force will result in increased and more successful sales activity, or that the Company will be able to develop an effective sales force.

         LENGTHY SALES CYCLES. The Company's NPE System is subject to a long sales cycle, lasting from approximately eight to twelve months or longer. Accordingly, this cycle may result in delays in realizing increased revenues for the sale of the NPE System.

         GROWTH REQUIREMENTS. In addition to the Company's efforts to grow its existing core business, future growth of the Company will also depend on, among other things, the successful development of the NPE System's interface capabilities with a customer's computer based information management systems, the Company's ability to develop products for different industries and the Company's ability to gain market acceptance for its products in new geographic areas. In order to expand into additional industries, the Company must obtain necessary industry-specific knowledge and successfully design new products specific to the new industries. In order to enter new geographical markets, the Company must successfully develop effective distribution channels, product recognition and product and customer support capabilities. All of these requirements present significant risks as discussed herein, and may require additional investment by the Company. To date, the Company has not begun any expansion into industries other than die casting and plastic injection molding. No assurance can be given that the Company will be able to successfully manage or generate necessary funding for these aspects of its business or adequately monitor and control the additional costs and expenses associated with growth.

         COMPETITION. The markets for the Company's products are highly competitive. Several companies offer lower cost products that compete with the Company's products. Many of the Company's competitors and potential competitors include a number of established companies that have significantly greater financial, technical and marketing resources than the Company. There can be no assurance that such competitors will not develop products that are superior to the Company's products or that achieve greater market acceptance. There is no assurance that the Company will be able to compete successfully against current and future sources of competition or that the competitive pressures faced by the Company will not adversely affect its financial performance.

         VARIABILITY OF QUARTERLY OPERATING RESULTS. The Company's operating results can vary substantially from quarter to quarter due to various factors, including among others: the size and timing of customer orders; lengthy sales cycles for its NPE System; the buying patterns of manufacturers in the Company's target markets; delays in the introduction of products or product upgrades by the Company or by other providers of hardware and software components; customer order deferrals in anticipation of new products; market acceptance of new products; reduction in demand for existing products; changes in operating expenses; and general economic conditions. Currently, the Company is experiencing some customer order deferrals in anticipation of the release of its new Windows(TM) based die casting product. There can be no assurance that future product upgrades and resulting customer order deferrals will not impact its quarterly operating results.



PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On June 10, 1996, the Company and Mark T. Georgantas, d/b/a Total Control Systems, the Company's former distributor, were sued in the Superior Court of California, County of Orange, by IMACC Corporation, d/b/a Industrial Molding Corporation ("IMACC") for breach of contract, negligence and other miscellaneous claims. The plaintiff alleges that it paid both the Company and its former distributor for the purchase of one of the Company's NPE Process Monitoring and Control Systems resulting in an overpayment of approximately $80,000. The plaintiff seeks return of the approximately $80,000 plus interest and other damages. Management is exploring settlement options with IMACC including the possible installation of a new product at IMACC's facility at a reduced price.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)       Exhibit 27.1    Financial Data Schedule.

         (b) No reports were filed on Form 8-K during the quarter for which this report was filed.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NICOLLET PROCESS ENGINEERING, INC.


Dated:  July 12, 1996             By: \s\Robert A. Pitner
                                      Robert A. Pitner
                                      President and Chief Executive Officer


                                  By: \s\Lanny I. Kurysh
                                      Lanny I. Kurysh
                                      Chief Financial and Operating Officer
                                      (principal financial officer)



                                  Exhibit Index

Exhibit No.       Description                                   Location

   27.1           Financial Data Schedule..................filed electronically