Form 10KSB
period 1996-08-31
NICOLLET PROCESS ENGINEERING INC
filed 1996-11-27
CIK 934520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
     (Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                    For the fiscal year ended August 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                            For the transition period from __________________ to
_____________________.

                          COMMISSION FILE NO.: 0-27928
                              --------------------

                       NICOLLET PROCESS ENGINEERING, INC.
                 (Name of small business issuer in its charter)

         MINNESOTA                                               41-1528120
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

420 North Fifth Street, Ford Centre, Suite 1040,                  55401
           Minneapolis, Minnesota                               (Zip Code)
  (Address of principal executive offices)

                    Issuer's telephone number: (612) 339-7958

      Securities registered under Section 12(b) of the Exchange Act: None.

         Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, no par value
                              --------------------
           Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]      NO [ ]

           Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

           State issuer's revenues for its most recent fiscal year. $2,117,000

           As of November 5, 1996, 3,295,108 shares of Common Stock of the Registrant were deemed outstanding, and the aggregate market value of the Common Stock of the Registrant (based upon the average of the closing bid and asked prices of the Common Stock at that date as reported by the Nasdaq SmallCap Market), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $6,061,228.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Part III of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held January 21, 1997 (the "1997 Proxy Statement").

    Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]


                                     PART I

ITEM 1.         DESCRIPTION OF BUSINESS.

               (a)   BUSINESS DEVELOPMENT

           Nicollet Process Engineering, Inc. ("NPE" or the "Company") designs, manufactures, markets and supports process monitoring and control systems, client/server software at the host level and machine diagnostic tools for the die casting and plastic injection molding industries. The Company has developed industry-specific, "turn-key" manufacturing information and process control systems (the "NPE Monitoring and Control System") which, on a real-time basis, monitor, collect and display machine performance data, monitor process performance continuously against pre-set values, provide feedback to the machine's controller to bring out-of-tolerance performance back into conformance, and aggregate data for real-time presentation of process reports for use by the machine operator. The Company has also developed client/server software at the host level (the "NPE Host Level Software") which provides access to factory floor data stored in file servers and distributes that data, on a real-time basis, to all levels of an organization in either preprogrammed report formats or on a user defined basis. These products (together the "NPE System") allow manufacturers of discrete parts to (i) analyze and control their production processes to ensure repeatable production of high quality parts; (ii) reduce scrap and machine downtime; (iii) increase product quality; (iv) reduce production costs; and (v) provide management on-line, real-time access to production and process data for decision making. The Company's third product line, the Machine Capability Analyzer (the "MCA"), is a portable, troubleshooting instrument that tests the functioning of a manufacturing machine for inconsistencies in operation.

           Since inception, NPE's strategy has been to develop industry-specific monitoring and control systems to better control the production process and to provide information access to all levels of management throughout an enterprise. In 1985, the Company began developing its first product, a process monitoring and control system for the die casting industry, and ultimately generated its first sale in 1987. In 1988, the Company introduced an early version of its networking and host level software product. This product, made for the die casting industry, connected various machines on the factory floor and provided information from those machines to the host system. After introduction of the Company's hardware and software products into the die casting industry, the Company began exploring expansion into other industries and began development work for products in the plastic injection molding industry. In 1994, the Company introduced Windows(TM) based versions of its products for the plastic injection molding industry. These products have both on-machine process and control capabilities and plant-wide data acquisition and dissemination capabilities. During 1995, the Company introduced Windows(TM) based versions of its products into the die casting industry. In 1995, the Company also developed its client/server software product for the plastic injection molding industry. The first sale of the host-level product occurred in late 1995. The emphasis of existing sales efforts of the Company's products are the Windows(TM) based version, although the Company continues to offer DOS based applications.

           The MCA was developed in 1994 with the assistance of Minnesota Mining & Mfg. Co. ("3M") of Saint Paul, Minnesota. NPE developed the specifications of the MCA and utilized 3M for refinement of the product. 3M also provided laboratory and testing equipment for refinement and testing of the MCA. The Company owns all of the rights to the MCA and is under no obligation to pay royalties or other monies to 3M in connection with the development of the MCA. Other than its relationship as a customer, 3M has no relationship with the Company.

           The Company was incorporated in Minnesota on February 22, 1985. The Company's principal executive offices are located at 420 North Fifth Street, Ford Centre, Suite 1040, Minneapolis, MN 55401, and its telephone number is
(612) 339-7958.

               (b)   BUSINESS OF ISSUER

PRODUCTS

           The Company's technology is designed to improve discrete manufacturing processes at the machine and plant floor level and to enhance management decision making enterprise-wide with real-time manufacturing analysis and reporting. The Company has three product lines: a machine-level monitoring and control system, a client/server software product at the host level and a portable, machine diagnostic instrument called the Machine Capability Analyzer.

           THE NPE MONITORING AND CONTROL SYSTEM. The NPE Monitoring and Control System is a Windows(TM) developed, PC based system consisting of standard personal computer hardware, NPE's proprietary monitoring software (the "Process Monitoring Software") and various sensors and programmable logic controller ("PLC") interface hardware for data acquisition connection to die casting or plastic injection molding machines. The sensors measure critical elements of the production process, E.G. temperature, various pressures and velocities. This information, together with data provided by the PLC, is acquired by the system during each cycle, through interface hardware, for data analysis, presentation and alarming.

           Using the data collected from the sensors and the PLC, the Process Monitoring Software computes numerous industry-specific parameters that describe and profile the performance of each manufacturing production cycle, or "shot", and instantaneously detects structurally inferior parts. Upon detection of an out-of-tolerance part, the Process Monitoring Software sets off alarms to inform factory personnel of the out-of-tolerance event, directs the PLC to divert the part as defective and provides information to the PLC for automatic adjustment of the machine's performance. This PLC interface capability is designed to integrate with and communicate to many different types of PLCs.

           Information relating to each production cycle, or shot, is used for real-time parameter calculations. Information is then displayed and run through a technique called statistical process control ("SPC"). SPC is a commonly used technique that identifies trends in a manufacturing process. These SPC results are immediately charted and aggregated for real-time generation of data. Competing products generally aggregate data for a period of time and perform SPC only periodically. All information is stored at the machine level for traceability and verification.

           In addition to the NPE Monitoring and Control System's ability to collect and analyze data and correct irregularities in the production process, the Process Monitoring Software provides the following reports for use by management and factory floor personnel:

            *  Production and process reports;
            *  SPC reports;
            *  Efficiency and productivity reports;
            *  Shift and run reports;
            *  Cycle time reports; Machine maintenance reports; and
            *  Downtime and scrap reports.

           The NPE Monitoring and Control System is sold in various configurations ranging from starter systems, which provide plant managers with machine specific, real-time production information such as cycle counting, part counts and productivity and efficiency reports (the "NPE Starter System") to full process monitoring, focusing primarily on SPC quality control. The NPE Monitoring and Control System, available under Windows `95 or NT, allows for relatively easy migration from "starter" systems to full process monitoring systems.

           THE NPE HOST LEVEL SOFTWARE. In addition to the NPE Monitoring and Control System, the Company has developed a host level, client/server software product that is designed for use on various major hardware platforms and operating systems and is compatible with many relational database management systems ("RDBMS"), such as Sybase and Oracle. The NPE Host Level Software receives data that has been collected at the machine level on the factory floor, either through the NPE Monitoring and Control System or directly from the PLC. That data, through a high speed network, is stored on the client/server and updated on a real-time basis, providing information access to plant supervisors, quality control and financial personnel, and other supervisory or management personnel.

           The process and production information is stored in a networked database server allowing data to be accessed and queried by users. This information can be accessed and arrayed by the user to create custom reports and can even be exported to other software applications, such as Excel or Lotus. The NPE Host Level Software also provides a set of standard, industry-specific reports that support decision making used by manufacturers.
Specifically, the NPE Host Level Software provides the following reports:

            *   Real time finite machine, toll and material scheduling;
            *   Machine maintenance reports;
            *   Bar code data reports;
            * Gauging statistical quality and process control ("SQC" and "SPC") reports;
            *   Machine efficiency and productivity reports;
            *   Scrap and downtime reports;
            *   Material usage reports;
            *   Operator efficiency reports; and
            *   Machine, run and shift profit and loss reports.

           THE MCA. The MCA is a portable, Windows(TM) based diagnostic instrument that detects and displays machine inconsistencies and variances while verifying machine performance. Unlike the NPE Monitoring and Control System, the MCA does not monitor process parameters. The MCA incorporates the functions of an oscilloscope, chart recorder, logic analyzer and voltmeter into one seamless, easy to use instrument. It has 16 analog channels and 16 digital channels along with a scan rate of up to 2,000 data samples per second permitting very precise, high resolution presentation of a machine's performance characteristics.

           Machine diagnostics have traditionally been performed using trial and error techniques. When a machine malfunctions, an operator generally knows that it has malfunctioned but often does not know the cause of the problem. An operator begins a trial and error process to determine the cause of the malfunction by utilizing separate instruments (such as an oscilloscope, chart recorder, logic analyzer, and voltmeter) one at a time to determine the cause of the malfunction. The MCA, in contrast, combines all of these functions into one instrument thereby eliminating this trial and error methodology and decreasing the time required to diagnose the problem.

           The MCA provides precise visual presentation of the most minute defects, pinpointing the precise corrective action necessary to bring the machine into conformance with original specifications. The MCA contains certain preprogrammed math functions and provides SPC capabilities that permit the MCA to perform instantaneous calculations. The user can easily design and run unlimited experiments and can configure, calibrate and set-up the analyzer for analysis on a broad range of machines where data can be collected.

MARKETING STRATEGY

           SALES CYCLE. The NPE Monitoring and Control System and the NPE Host Level Software, because of the cost of the systems and their functions, have a typical sales cycle of eight to twelve months. The customer's acquisition decisions often occur at senior management levels in the information systems, plant management and quality control areas. Since most customers purchase process monitoring and control systems in several phases, such as first purchasing the NPE Starter System and then, several months or years later, purchasing the NPE Monitoring and Control System with the NPE Host Level Software, a high level of customer support is critical to the successful marketing and sales of the Company's products and to future revenue generation for the Company.

           The sales cycle for the MCA product can be as short as two weeks. The MCA is a smaller capital expenditure for the Company's customers and, in addition, does not control the manufacturing process.
Accordingly, decisions are typically made by lower level management.

           SALES METHODOLOGY FOR THE NPE SYSTEM. The Company sells its NPE System using a direct sales force and through a network of industry specific manufacturers' representatives. For die casting sales, the Company has one direct sales representative and two domestic manufacturing representatives. For plastic injection molding sales, the Company has four direct sales representative and nine domestic independent representative organizations. The Company also has one distributor organization in the United Kingdom serving both the die casting and plastics industries.

           The Company has entered into sales agreements with all of its domestic manufacturers' representatives for both die casting and plastic injection molding sales. These agreements generally impose limited geographic exclusivity and confidentiality restrictions. Each manufacturers' representative is paid a commission based on the net selling price. These arrangements are typically terminable at any time by either party, upon thirty days written notice. The Company has entered into a distribution agreement with its distributor organization in the United Kingdom. This agreement imposes no minimum purchase obligations on the distributor organization and is terminable by either party upon written notice at least 120 days prior to the agreement's expiration date.

           Since the NPE System is industry-specific, the Company believes it is critical to have sales and marketing personnel with knowledge of the plastics and die casting industries. All of the Company's current direct sales personnel have technical engineering backgrounds. All of the Company's manufacturing representatives have industry expertise in either the die casting or plastic injection molding industries. The United Kingdom distributor organization has personnel that have been trained by the Company to provide sales, service and support functions for all of the Company's United Kingdom customers. Most of the personnel employed by the United Kingdom distributor organization have engineering backgrounds.

           SALES METHODOLOGY FOR THE MCA. The Company currently sells its MCA using its NPE System direct sales force and manufacturers representatives. Since the MCA is a lower priced product and purchasing decisions are typically made at lower management levels, the Company believes that achieving larger volume sales will not require the same lengthy sales cycles as the NPE System. The Company plans to utilize catalogs, direct mail and telephone solicitation as its primary means for selling the MCA in the future. In addition, the Company intends to introduce the MCA at various quality control trade shows. The Company also intends to increase its consulting staff primarily to assist in diagnosing machine performance problems and rendering solutions to the Company's customers, either with the existing MCA or through the development of new products. To implement this change in sales philosophy for the MCA, the Company has organized a separate special product and services division focusing on MCA sales. This new division may also include a fee based consulting service.

           CUSTOMERS. The Company is not dependent on one or a few major customers.

RESEARCH AND DEVELOPMENT

           The Company's research and development staff is dedicated to the research, design and development of the technology used in NPE's products. The Company's principal research and development activities consist of design and development of additional applications of its core technology, including increasing the speed of data acquisition and the development of man/machine interfaces for the factory floor. The Company currently is developing a new version of its NPE Monitoring and Control System for the plastic industry that incorporates new features and functionality that will, if successfully developed, increase the volume of data processed and stored and provide more user configurability and real-time reporting capabilities. The architecture of the core data acquisition engine for this new version is being designed to be "open," which should allow NPE, if successfully developed, to easily develop applications for other industries.

           The Company is also exploring entry into the blow molding and extrusion segments of the plastics industry, the permanent mold and minicast segments of the die casting industry and the metal stamping and plating and foundry industries during the next year. Currently, the Company has sold two MCAs to companies in the extrusion segment of the plastics industry and has developed the specifications to build a product for data acquisition for the minicast segment of the die casting industry. Other than the foregoing, the Company has not yet formulated a detailed plan surrounding these expansion efforts except to assign a team for those efforts in the minicast and foundry segments of the metal industry. To enter these markets further, the Company will need to modify its existing products to make the products' applications specific to these industries.

           The Company's research and development expenses for the fiscal years ended August 31, 1995 and 1996 were approximately $571,000 and $541,000, respectively. The Company anticipates that it will continue to spend funds on research and development activities for the foreseeable future.

COMPETITION

           THE NPE SYSTEM. The Company provides industry-specific software/hardware "turn key" systems that compete directly with several companies in the die casting and plastic injection molding industries that also offer similar solutions. The Company knows of at least three other privately held organizations providing process monitoring and control systems in the die casting industry. The Company believes that these competitors do not offer an open architecture product, but rather rely on proprietary software systems that typically are not compatible with other software operating systems. The NPE System utilizes open architecture software, which usually can be easily ported to a wide variety of software systems and hardware platforms. The Company also believes that its competitors do not offer a Windows(TM) based product, but rather rely on DOS based systems.

           The Company believes it has several direct competitors in the market for plastic injection molding monitoring and process control. The Company believes all of these competitors' products generally run on closed or proprietary systems often requiring specific hardware and generally do not have Windows(TM) capabilities. The Company knows of only one competitor with Windows(TM) capabilities; however, to the Company's knowledge, its competitor's product applies the Windows(TM) operating system only at the host level and not at the machine level.

           The Company also has several indirect competitors, including large business software companies which offer lower cost, generic application development tools, requiring additional software programming by the customer. Unlike the NPE System, the Company believes these competing products are not "turn key" and typically are not industry specific. These companies may sell their programming software as an alternative to the Company's products into the die casting and plastic injection molding industries.

           Generally, the methods of competition in this industry include the quality and level of technology of the product offered, the level of product service and support, and price. The Company believes that its current and planned levels of product support compare favorably with its competitors. Although the price of the NPE System is generally higher than the price of competitors' products, the Company is able to justify higher prices based on the value provided to customers by the high level of technology offered by the NPE System that may not be offered by competitors' products. Because of these features, the Company does not believe that higher prices for its products will have a negative impact on its results of operations and financial condition.

           Some of the Company's competitors and potential competitors have significantly greater financial, technical, research, marketing, sales, distribution and other resources than the Company. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are more effective or less expensive than those developed or marketed by the Company or that would render the Company's technology and products obsolete or noncompetitive.

           THE MCA. The MCA was developed specifically for the plastic injection molding industry and competes with a wide variety of instruments from many competitors. Competing companies offer products that perform separate diagnostic functions such as an oscilloscope, a logic analyzer, chart recorder and voltmeter. Management is not aware of any instrument, other than the MCA, which combines all of these features in one instrument.

PATENTS AND PROPRIETARY RIGHTS/TRADE SECRETS

           The Company relies primarily on trade secrets and other unpatented proprietary technology. There can be no assurance that the Company can meaningfully protect its rights in such unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products. Furthermore, there can be no assurance that third parties or competitors would not otherwise gain access to the Company's proprietary technology. The Company seeks to protect its trade secrets and proprietary know-how, in part, with confidentiality agreements with employees and consultants. There can be no assurance that the agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known to or independently developed by competitors.

           The Company's success will also depend, in part, on its ability to obtain patent protection for its products and to operate without infringing the proprietary rights of third parties. While the Company filed one US patent application covering its MCA product on May 30, 1995, which application is still pending, and has acquired a license to two other patents, no assurances can be given that the patent application filed will issue, that any additional patents will be issued, that the scope of any patent protection will exclude competitors or that any of the Company's rights under such patents will be held valid if subsequently challenged. The validity and breadth of claims covered in software technology involve complex legal and factual questions and therefore may be highly uncertain. Whether or not the Company's patent application is granted, others may receive patents which contain claims encompassing products, or product functions, developed by the Company.

           On August 24, 1994, John R. Mickowski filed suit against the Company and one other non-related party in he United States District Court for the Southern District of New York alleging, in relevant part, that certain of the Company's products infringed two patents issued to Mr. Mickowski. On October 1, 1995, the Company entered into a Settlement Agreement with Mr. Mickowski (the "Settlement Agreement"), relating to the Company's alleged infringement of the two patents (the "Licensed Patents"). Pursuant to the Settlement Agreement, the Company received a non-exclusive worldwide license to make, use and sell process monitoring software covered by the Licensed Patents in exchange for a total lump sum payment of $125,000, a grant of an option to purchase 60,000 shares of Common Stock at an exercise price of $3.00, and royalty payments of $1,800 per unit of process monitoring equipment sold by the Company to or on behalf of an OEM. Sales to end users are royalty free. The royalties payable by the Company are subject to an initial $50,000 credit. If the Licensed Patents are held invalid in the future, no further royalties will be due after the date that the judgment of invalidity becomes final and nonappealable. The license expires upon expiration of both Licensed Patents, the years 2002 and 2009. The Company has limited sublicensing rights under the Settlement Agreement. Although the Company maintains that its activities were not infringing upon the Licensed Patents, the Company believes that the Settlement Agreement and resulting license was an efficient and cost-effective way of handling the litigation.

           The Company acquired the core technology for its Windows(TM) based software for the die casting related NPE System from a third party in August 1995. The total purchase price for the acquisition of this software was $300,000, payable in varying monthly installments through May 1999. This obligation is secured by the acquired software.

MANUFACTURING

           NPE's operational strategy increasingly emphasizes outsourcing of manufacturing to manage margins and to provide flexibility in meeting customer schedules. NPE's manufacturing operations consist primarily of material procurement, light assembly, systems integration and testing and quality assurance. The Company purchases all of the hardware components and subassemblies for its products. The Company purchases sensors, cables and other peripheral equipment from third party suppliers. The Company contracts most circuit board assembly to companies that specialize in those services. All software and hardware is assembled and configured by the Company and is tested by the Company's quality control team prior to installation at the customer's site. All of the materials necessary for the assembly of its products are available from multiple third party sources.

EMPLOYEES

           The Company currently has 26 full-time employees, including 5 in manufacturing, 6 in research and development, 6 in sales and marketing and 9 in general administration and customer service. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be satisfactory.

ITEM 2.         DESCRIPTION OF PROPERTY.

           The Company's facilities are located at 420 North Fifth Street, Ford Centre, Suite 1040, Minneapolis, Minnesota, and consists of approximately 11,705 square feet, 10,505 square feet of manufacturing and administration space and 1,200 square feet of storage space. The Company leases these facilities pursuant to a lease which expires on December 31, 1999. The Company has the option to extend the term of the lease for an additional five-year term. Monthly rent is currently approximately $9,200 plus the Company's pro rate share of operating expenses and real estate taxes. These facilities are in satisfactory condition and the Company expects that these facilities will be sufficient for its operations through fiscal 1997. The Company believes that additional or alternative space is readily available at acceptable rates.

ITEM 3.         LEGAL PROCEEDINGS.

           There are no material pending legal, governmental, administrative or other proceedings to which the Company is a party or of which any of its property is the subject.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           No matter was submitted to a vote of security holders during the fourth quarter ending August 31, 1996.

ITEM 4A.        EXECUTIVE OFFICERS OF THE COMPANY.

         The executive officers of the Company, their ages and the offices held, as of October 31, 1996, are as follows:

          Name                 Age                     Position
--------------------------    ------     ---------------------------------------
Robert A. Pitner                53        President and Chief  Executive Officer
Lanny I. Kurysh                 50        Chief Operating Officer and Chief
                                          Financial Officer
Richard W. Koontz               47        Chief Technology Officer

           ROBERT A. PITNER has served as President, Chief Executive Officer and director of the Company since April 1991. From April 1991 to May 1995, Mr. Pitner also served as the Company's Chief Financial Officer. From June 1989 to April 1991, Mr. Pitner was a Vice President at Wiken Advertising and Promotion, a consulting firm specializing in "high tech" industries. From 1988 to 1989, he was President and Chief Operating Officer of Springboard Software, Inc., a software company. Prior to 1988, Mr. Pitner spent twenty years in the banking industry in various executive positions, most recently as a senior executive at First Bank System.

           LANNY I. KURYSH has served as the Company's Chief Operating Officer and Chief Financial Officer since October 1995. From June 1991 through October 1995, Mr. Kurysh served as the President of Nystrom Incorporated, a manufacturer of metal fabricated products for the commercial construction industry. From August 1987 through November 1990, Mr. Kurysh served as Chief Operating Officer for Durkee-Atwood Incorporated, a manufacturer of power transmission products. In November 1990, Durkee-Atwood Incorporated was sold to Pirrelli Power Transmission ("Pirrelli"). Mr. Kurysh continued at Pirrelli until June 1991. Prior to his employment with Durkee-Atwood Incorporated, Mr. Kurysh served in various capacities for Straus Mills, Incorporated, B.W. Harris Manufacturing Company and Kurysh Manufacturing, Inc.

           RICHARD W. KOONTZ has served as the Company's Chief Technology Officer since August 31, 1996 and was a director of the Company from January 1996 through August 1996. Since May 1994, Mr. Koontz has also been the President of Object Technologies Group, Inc., a software engineering services company. From October 1993 through April 1994, he served as the General Manager of Poliac Research Corporation. Mr. Koontz was also a real estate developer and investor from 1989 through 1993. Prior to his employment with Poliac Research Corporation, Mr. Koontz served as President of Reldom Nevada, Inc., a computer software company of on-line casino management and player tracking systems and President of W.R. Casey, Inc., a computer software company for the health insurance industry. Mr. Koontz has also served as a Controller and Vice President of Reldom Corporation, a light manufacturing company.

                                     PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

           The Company's Common Stock has been traded on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") SmallCap Market under the symbol "NPET" since March 19, 1996, the date of the Company's initial public offering. Prior to March 19, 1996, the Company's Common Stock was not publicly traded. The following table sets forth the quarterly high and low closing sales prices for the Company's Common Stock for the periods represented. These prices do not include adjustments for retail mark-ups, mark-downs or commissions.

PERIOD                                                             HIGH   LOW

1996

      Third Quarter (March 19, 1996 through May 31, 1996)......... 5-1/4  4-1/2
      Fourth Quarter (June 1, 1996 through August 31, 1996)....... 4-3/4  2-5/8

           As of November 5, 1996, there were approximately 146 record holders of the Company's Common Stock. No cash dividends were declared or paid by the Company during the years ending August 31, 1995 or 1996.

ITEM 6.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

           THIS FORM 10-KSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS FORM 10-KSB THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, WORDS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED UNDER THE CAPTION "IMPORTANT FACTORS TO CONSIDER".

RESULTS OF OPERATIONS

           NET SALES. Net sales decreased 23.5% to approximately $2.1 million in the year ended August 31, 1996 compared to approximately $2.8 million in the year ended August 31, 1995. Die casting sales decreased 49.0 % to approximately $1.1 million for the year ended August 31, 1996 compared to approximately $2.1 million for the prior year period. Plastics sales increased 61.5% to approximately $1.0 million for the year ended August 31, 1996 compared to approximately $639,000 for the prior year period. The decrease in sales, relating to the die cast product, is primarily the result of a technical delay the Company experienced in releasing its Windows(TM) based die casting product. The technical problems related to board development are resolved, and the Company expects that the new product will be available first quarter 1997. The increase in plastics sales for the year ending August 31, 1996 is due to the final shipment and installation of several large orders occurring in late 1996.

           GROSS MARGINS. The gross margin was 16.1% of revenues in the year ending August 31, 1996 compared to approximately 30.0% of revenues for prior year. Gross profit for year ending August 31, 1996 decreased 59.5% to approximately $340,000 compared to approximately $841,000 for the prior year. The decrease in gross margins, as percent of sales, and in absolute dollar values, is largely due to decreased sales volume, partially offset by greater than anticipated costs for plastic product installation, service and training.

           SALES AND MARKETING EXPENSES. Sales and marketing expenses decreased 4.9% to approximately $792,000 for the year ending August 31, 1996 from approximately $833,000 for the prior year. The decrease for the year ending August 31, 1996 is the result of decreased commission expense related to the lower sales volume partially offset by additions to the sales force and increased expenses for advertising, trade shows and travel. The Company expects that sales and marketing expenses will increase significantly over the next year as it increases its selling efforts associated with its die casting and plastics products.

           RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the year ending August 31, 1996 were approximately $541,000, or 25.6% of revenues, compared to approximately $571,000, or 20.6% of revenues for the prior year. This increase in research and development expenses as a percentage of revenue is largely due to the decrease in revenues for the period. The absolute dollar decrease in research and development expenses was primarily due to capitalization of approximately $63,000 in costs involved in the final phases of the Windows(TM) based die casting product.

           GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 43.6% to approximately $900,000 in the year ending August 31, 1996 compared to approximately $627,000 for the prior period. The increase in general and administrative expense is due to increased costs associated with hiring personnel and increasing administrative support, costs associated with the development of international markets and the related establishment of a direct sales force in international markets.

           INTEREST INCOME. Interest income increased to $64,000 in the year ending August 31, 1996 compared to approximately $3,000 for the prior year. This increase was due to short term investment of funds from the initial public offering ("IPO") completed March 19, 1996.

           INTEREST EXPENSE. Interest expense increased to approximately $128,000 for the year ending August 31, 1996 compared to approximately $46,000 for the prior year period. This increase was due to increased financing activities related to the line of credit with Republic Acceptance Corporation, bridge financing associated with the IPO, and loans to related parties. All of these loans were paid off by proceeds from the IPO.

           NET LOSS. The net loss was approximately $2.0 million or $0.76 per share for the year ending August 31, 1996 compared to a loss of approximately $1.2 million and $0.66 per share for the prior year period. This increased loss is primarily due to low sales volume as a result of the problems associated with the Company's new Windows(TM) die casting product and increased selling and general & administrative expenses associated with the Company's increased selling activities.

LIQUIDITY AND CAPITAL RESOURCES

           In March 1996, the Company completed an IPO of 1,000,000 shares of common stock. In May 1996, the underwriter exercised its overallotment option to purchase an additional 171,215 shares of common stock. The net proceeds to the Company from the IPO was approximately $4.3 million. The Company's Common Stock is quoted on the Nasdaq SmallCap Market under the symbol "NPET."

           Net cash used in operating activities was approximately $2.3 million and $831,000 for the years ending August 31, 1996 and 1995, respectively. The cash was used primarily to reduce accounts payable by approximately $608,000 and to fund the Company's operating losses. Net cash used in investing activities was approximately $1.3 million and $182,000 for the years ending August 31, 1996 and 1995, respectively. Net cash provided by financing activities was approximately $4.8 million and $823,000 for the years ending August 31, 1996 and 1995, respectively.

           The Company anticipates capital expenditures of approximately $60,000 through fiscal 1997 related to additional space for research & development facilities.

           With the proceeds of the IPO, the Company believes that sufficient liquidity is available to satisfy its working capital needs at least through August 1997.

IMPORTANT FACTORS TO CONSIDER

           The following factors are important and should be considered carefully in connection with any evaluation of the Company's business, financial condition, results of operations and prospects.

           HISTORY OF LOSSES; UNCERTAINTY OF FUTURE RESULTS. To date, the Company has incurred continuing operating losses. The Company is dependent on increasing its revenue base to achieve profitability. Expenses will also increase as the Company begins to increase its sales and marketing activities. The Company's results of operations will depend upon numerous factors, including market acceptance of the Company's products, the level of pricing and product competition and the Company's ability to manufacture and market its products efficiently and competitively.

           DEPENDENCE UPON PLASTIC INJECTION MOLDING AND DIE CASTING INDUSTRIES. Currently, the Company's products are designed only for the die casting and plastic injection molding industries. Each of these industries is characterized by fluctuations in manufacturing capacity and pricing and gross margin pressures. Segments of these industries have from time to time experienced significant economic downturns characterized by decreased product demand, production over-capacity, price erosion, work slowdowns and layoffs. Historically, the die casting industry has been deeply affected by economic cycles and tends to be characterized by quick declines at the very beginning of a downturn and gradual recoveries very late in the cycle. Accordingly, the Company's sales efforts to the die casting market are also subject to downturns in the economy. Unlike the die casting industry, the plastic injection molding industry historically has grown steadily in recent years, even through downturns in the economic cycle. Since 1994, however, when the Company entered the plastic injection molding industry, there have been no economic downturns as reflected by industry revenues which would enable the Company to gauge its impact on sales. The Company's operations may in the future reflect substantial fluctuations from period to period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from major customers, and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect upon the Company's business, operating results and financial conditions.

           TECHNOLOGICAL OBSOLESCENCE. The market for the Company's products is characterized by rapid technological advances, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products and products currently under development obsolete and unmarketable. The Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products that keep pace with technological developments, respond to evolving end-user requirements and achieve market acceptance. Any failure by the Company to anticipate or respond adequately to technological development or end-user requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness or revenues. Furthermore, the Company may not have sufficient financial resources to maintain research and development capabilities and, consequently, to maintain its technology position. Even though NPE's products have been designed to incorporate the latest technology, some of the Company's competitors have greater financial resources and larger research and development staffs than the Company and accordingly may have greater capabilities to adapt their products to technological changes.

           LIMITED MARKETING EXPERIENCE. A key element of the Company's business strategy is to promote the sale of its products by significantly expanding its sales and marketing efforts. To date, the Company has had limited resources for sales and marketing activities and has primarily sold its products through its independent representative organizations and a limited direct sales force. NPE has not had sufficient resources to develop marketing materials and programs or to adequately train its independent representative organizations, which currently provide most of the Company's sales efforts in the plastic injection molding industry. There can be no assurance that the Company will increase its sales activity, or that the Company will be able to develop an effective sales force.

           LENGTHY SALES CYCLES. The Company's NPE System is subject to a long sales cycle, lasting from approximately eight to twelve months or longer. Accordingly, this cycle may result in delays in realizing increased revenues for the sale of the NPE System.

           GROWTH REQUIREMENTS. In addition to the Company's efforts to grow its existing core business, future growth of the Company will also depend on, among other things, the successful development of the NPE System's interface capabilities with a customer's computer based information management systems, the Company's ability to develop products for different industries and the Company's ability to gain market acceptance for its products in new geographic areas. In order to expand into additional industries, the Company must obtain necessary industry-specific knowledge and successfully design new products specific to the new industries. In order to enter new geographical markets, the Company must successfully develop effective distribution channels, product recognition and product and customer support capabilities. All of these requirements present significant risks, and may require additional investment by the Company. To date, the Company has not begun any expansion into industries other than die casting and plastic injection molding. No assurance can be given that the Company will be able to successfully manage or generate necessary funding for these aspects of its business or adequately monitor and control the additional costs and expenses associated with growth.

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

           VARIABILITY OF QUARTERLY OPERATING RESULTS. The Company's operating results can vary substantially from quarter to quarter due to various factors including among others: the size and timing of customer orders; lengthy sales cycles for its NPE System; the buying patterns of manufacturers in the Company's target markets; delays in the introduction of products or product upgrades by the Company or by other providers of hardware and software components; customer order deferrals in anticipation of new products; market acceptance of new products; reduction in demand for existing products; changes in operating expenses; and general economic conditions. There can be no assurance that future product upgrades and resulting customer order deferrals will not impact its quarterly operating results.

ITEM 7.         FINANCIAL STATEMENTS.

           The following Financial Statements and Independent Auditors' Report are included herein on the pages indicated:

                                                                            PAGE
             Report of Ernst & Young LLP....................................F-1

             Balance Sheets as of August 31, 1996 and 1995..................F-2

             Statements of Operations for the years ended
                   August 31, 1996 and 1995.................................F-4

             Statements of Shareholders' Equity (Deficit) for the years ended  August 31, 1996 and 1995.........................F-5

             Statements of Cash Flows for the years ended
                    August 31, 1996 and 1995................................F-6

             Notes to Financial Statements..................................F-7


                         Report of Independent Auditors


Board of Directors and Stockholders
Nicollet Process Engineering, Inc.

We have audited the accompanying balance sheets of Nicollet Process Engineering, Inc. as of August 31, 1996 and 1995, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nicollet Process Engineering, Inc. at August 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles.


                                                           /s/ Ernst & Young LLP

Minneapolis, Minnesota
October 7, 1996

                       Nicollet Process Engineering, Inc.

                                 Balance Sheets


                                                                                      AUGUST 31
                                                                               1996              1995
                                                                       ------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                 $1,198,399       $    5,274
   Short-term marketable securities                                             973,224                -
   Accounts receivable (net of allowance for doubtful
     accounts of 1996--$19,490; 1995--none)                                     284,197          453,224
   Inventories                                                                  332,074          307,755
   Prepaid expenses                                                              23,655           28,513
                                                                       ------------------------------------
Total current assets                                                          2,811,549          794,766

Property and equipment:
   Computer equipment                                                           412,274          345,228
   Furnishings and equipment                                                    121,752          104,112
   Leasehold improvements                                                        70,211           70,211
                                                                       ------------------------------------
                                                                                604,237          519,551
   Less accumulated depreciation                                               (289,619)        (221,059)
                                                                       ------------------------------------
                                                                                314,618          298,492
Other assets:
   License agreement (net of accumulated amortization
     of 1996--$41,559; 1995--none)                                               94,453                -
   Software development costs (net of accumulated amortization of
     1996--$17,964; 1995--none)                                                 305,384          259,968
   Other assets                                                                  53,131           11,820
                                                                       ------------------------------------
                                                                                452,968          271,788



                                                                       ------------------------------------
Total assets                                                                 $3,579,135       $1,365,046
                                                                       ====================================



                                                                                    AUGUST 31
                                                                             1996              1995
                                                                       ------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Notes payable--current portion                                          $     49,655      $   321,187
   Notes payable--related parties                                                     -          200,000
   Accounts payable                                                             268,332          854,382
   Accounts payable--related parties                                                  -           21,755
   Accrued payroll liabilities                                                   29,292           57,817
   Current portion of capitalized lease obligation                                5,343            4,676
   Other current liabilities                                                    136,778           96,786
                                                                       ------------------------------------
Total current liabilities                                                       489,400        1,556,603

Notes payable                                                                    73,056          125,427

Capitalized lease obligation                                                      7,802           13,145

Deferred rent                                                                    12,793           19,190

Stockholders' equity (deficit):
   Common stock, no par value:
     Authorized shares--5,000,000
     Issued and outstanding shares--
       3,277,923 at August 31, 1996 and 1,796,830
       at August 31, 1995                                                     7,675,841        2,368,938
   Accumulated deficit                                                       (4,675,257)      (2,718,257)
                                                                       ------------------------------------
                                                                              3,000,584         (349,319)
   Less stock subscription receivable                                            (4,500)               -
                                                                       ------------------------------------
Total stockholders' equity (deficit)                                          2,996,084         (349,319)
                                                                       ------------------------------------
Total liabilities and stockholders' equity (deficit)                       $  3,579,135      $ 1,365,046
                                                                       ====================================

SEE ACCOMPANYING NOTES.


                       Nicollet Process Engineering, Inc.

                            Statements of Operations


                                                                              YEAR ENDED AUGUST 31
                                                                             1996              1995
                                                                       ------------------------------------
Revenues                                                                    $ 2,117,097      $ 2,766,139
Cost of revenues                                                              1,776,898        1,925,236
                                                                       ------------------------------------
Gross profit                                                                    340,199          840,903

Operating expenses:
   Selling                                                                      792,494          832,636
   Research and development                                                     540,874          571,232
   General and administrative                                                   900,004          626,857
                                                                       ------------------------------------
                                                                              2,233,372        2,030,725
                                                                       ------------------------------------
Operating loss                                                               (1,893,173)      (1,189,822)
Interest expense                                                                128,201           46,334
Interest and other income                                                        64,374            2,609
                                                                       ------------------------------------
Net loss                                                                    $(1,957,000)     $(1,233,547)
                                                                       ====================================

Net loss per share                                                          $    (.76)       $    (.66)
                                                                       ====================================

Weighted average number of shares outstanding                                 2,586,104        1,877,800
                                                                       ====================================

SEE ACCOMPANYING NOTES.


                       Nicollet Process Engineering, Inc.

             Statement of Changes in Stockholders' Equity (Deficit)


                                                              COMMON STOCK ISSUED
                                                      ------------------------------------  ACCUMULATED
                                                            SHARES           AMOUNT           DEFICIT           TOTAL
                                                      ----------------------------------------------------------------------
Balance at August 31, 1994                                  1,523,993        $1,604,721       $(1,484,710)     $   120,011
   Issuance of warrants for services                                -            17,708                 -           17,708
   Exercise of common stock warrants                            6,667             6,667                 -            6,667
   Exercise of common stock options                             2,667             2,667                 -            2,667
   Sale of common stock, net of offering costs of
     $79,331                                                  263,503           711,175                 -          711,175
   Value of warrants granted to holders of notes
     payable                                                        -             1,000                 -            1,000
   Value of common stock options granted                            -            25,000                 -           25,000
   Net loss                                                         -                 -        (1,233,547)      (1,233,547)
                                                      ----------------------------------------------------------------------
Balance at August 31, 1995                                  1,796,830         2,368,938        (2,718,257)        (349,319)
   Exercise of common stock warrants                            6,000            21,000                 -           21,000
   Exercise of common stock options                            28,000            42,000                 -           42,000
   Sale of common stock, net of offering costs of
     $10,000                                                  212,500           691,238                 -          691,238
   Initial public offering of common stock,
     net of expenses                                        1,171,215         4,321,787                 -        4,321,787
   Bridge financing conversion                                 58,780           211,608                 -          211,608
   Issuance of common stock for services                        4,598            12,645                 -           12,645
   Value of warrants granted in connection
     with bridge financing                                          -             2,500                 -            2,500
   Value of warrants granted in consideration
     for the guarantee of a loan agreement                          -             4,125                 -            4,125
   Net loss                                                         -                 -        (1,957,000)      (1,957,000)
                                                      ----------------------------------------------------------------------
Balance at August 31, 1996                                  3,277,923        $7,675,841       $(4,675,257)     $ 3,000,584
                                                      ======================================================================

SEE ACCOMPANYING NOTES.


                       Nicollet Process Engineering, Inc.

                            Statements of Cash Flows


                                                                              YEAR ENDED AUGUST 31
                                                                             1996              1995
                                                                       ------------------------------------
OPERATING ACTIVITIES
Net loss                                                                    $(1,957,000)     $(1,233,547)
Adjustments to reconcile net loss to net cash flows from operating activities:
     Depreciation                                                                68,560           48,712
     Amortization                                                                59,523                -
     Warrants issued in connection with bridge financing                          6,625            2,410
     Common stock issued for services provided                                   12,645           25,000
     Deferred rent                                                               (6,397)          (6,397)
     Changes in other operating assets and liabilities:
       Accounts receivable                                                      169,027           85,434
       Inventories                                                              (24,319)         (30,907)
       Prepaid expenses                                                           4,858          (22,651)
       Accounts payable                                                        (607,805)         259,249
       Other current liabilities                                                 39,992           54,348
       Accrued payroll liabilities                                              (28,525)         (12,420)
                                                                       ------------------------------------
Net cash used in operating activities                                        (2,262,816)        (830,769)

INVESTING ACTIVITIES
Capital expenditures                                                            (84,686)        (155,412)
Software development costs                                                      (63,380)         (70,075)
License agreements                                                             (136,012)               -
Purchase of marketable securities                                              (973,224)               -
Other assets                                                                    (41,311)          43,829
                                                                       ------------------------------------
Net cash used in investing activities                                        (1,298,613)        (181,658)

FINANCING ACTIVITIES
Net increase in short-term borrowings                                                 -          106,721
Initial public offering of common stock, net of expenses                      4,321,787                -
Payments on notes payable                                                      (112,295)               -
Payments on convertible notes                                                         -         (200,000)
Proceeds from issuance of notes payable--related parties                              -          200,000
Payments on notes payable--related parties                                     (200,000)               -
Payments on capitalized lease obligation                                         (4,676)          (4,270)
Net proceeds from issuance of common stock                                      691,238          711,175
Proceeds from exercise of stock options and warrants                             58,500            9,334
                                                                       ------------------------------------
Net cash provided by financing activities                                     4,754,554          822,960
                                                                       ------------------------------------

Net increase (decrease) in cash                                               1,193,125         (189,467)
Cash at beginning of year                                                         5,274          194,741
                                                                       ====================================
Cash at end of year                                                          $1,198,399      $     5,274
                                                                       ====================================

SEE ACCOMPANYING NOTES.


                       Nicollet Process Engineering, Inc.

                          Notes to Financial Statements

                                 August 31, 1996


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Nicollet Process Engineering, Inc. was incorporated in 1985. The Company designs, manufactures, markets and supports process monitoring and control systems, host level client/server software, and machine diagnostic tools for the die casting and plastic injection molding industries. The Company currently sells its products principally in domestic markets using a direct sales force and through a network of manufacturers' representatives. The Company also has a distributor in the United Kingdom serving both the high pressure die casting and plastics industries.

REVENUE RECOGNITION

Product revenues are generally recognized as products are shipped, but may be recognized when installed or accepted, depending upon the particular product and contract terms. Training and installation revenues are recognized as the services are performed, generally within a few days of delivery. The Company defers revenue related to any future obligations it could have under maintenance or warranty agreements. The Company recognizes revenue related to these agreements ratably over the life of the agreements or as the obligations are fulfilled.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

MARKETABLE SECURITIES

At the time of purchase, management determines the appropriate classification of marketable securities. Marketable securities, consisting of commercial paper, are classified as available-for-sale. Marketable securities are stated at fair value, which approximates cost. Interest on securities is included in interest income.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. Depreciation is provided on a straight-line basis over the estimated useful life of three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the underlying lease term, including option periods.

LICENSE AGREEMENT

The Company amortizes license agreements over the shorter of the life of the agreement or five years.

SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs in compliance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalization of computer software development costs begins upon the establishment of technological feasibility for the product.

Amortization of capitalized computer software development costs begins when the products are available for general release to customers, and is computed as the greater of the ratio of current revenues for a product to the total of current and anticipated future revenues for the product or straight-line amortization over a period of three years.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of common stock outstanding during the periods presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB No. 83"), shares of common stock issued by the Company at prices less than the initial offering price during the twelve months immediately preceding the initial public offering, plus stock options granted at an exercise price less than the initial public offering price during the same period, have been included in the determination of shares used in the calculation of net loss per share, using the treasury method, as if they were outstanding for all periods presented.

INCOME TAXES

The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities.

ACCOUNTING FOR STOCK OPTIONS

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company has not determined the impact of the new statement on its financial statements.

2. INVENTORIES

Inventories consist of the following:

                                                    AUGUST 31
                                                1996          1995
                                           -----------------------------

   Raw materials                                $115,550      $211,914
   Work-in-process                                86,824        31,609
   Finished goods                                129,700        64,232
                                           -----------------------------
                                                $332,074      $307,755
                                           =============================

3. DEBT

NOTES PAYABLE

In November 1993, the Company entered into a $150,000 line of credit with a bank. The line of credit was renewed in May 1994. Borrowings under the line of credit bore interest at 2% above the bank's reference rate. The line of credit expired in December 1994.

In July 1995, the Company entered into a $750,000 line of credit agreement with a bank. All borrowings on the line of credit are due upon demand and bear interest at 4% above the bank's reference rate. The line of credit is secured by accounts receivable, inventory, equipment and general intangibles. The line of credit expired in April 1996.

In August 1995, the Company acquired its existing Windows(TM) based die casting software from a third party. The total purchase price for the software was $300,000 payable in varying monthly installments through May 1999. Because the agreement was non-interest bearing, the Company estimated a discount on the debt of approximately $40,000, which is being amortized to interest expense ratably over the period of the agreement. The obligation is secured by the die casting software.

In December 1995, the Company entered into a loan agreement with a bank. The $200,000 note bears interest at 2% above the prime rate. The note was personally guaranteed by a member of the Company's board of directors. In consideration for the guarantee, the board member was granted options to purchase 6,000 shares of common stock at a price of $3.30 per share. The options vest ratably over the initial six-month term of the loan, provided the loan is still outstanding. The options remain outstanding until May 2000. The loan was repaid in March 1996.

The carrying amount of the Company's debt instruments in the balance sheet at August 31, 1996 approximates fair value.

CONVERTIBLE NOTES PAYABLE

In August 1994, the Company issued notes payable in the amount of $200,000, due 90 days after issuance. The notes incurred interest at the rate of 11% per year. The notes were convertible into common stock at $1.50 per share if not repaid within 120 days. The notes were repaid in November 1994.

Warrants to purchase 20,000 shares of common stock were issued in consideration of the notes. The warrants are exercisable at $2.50 per share and expire five years after issuance.

NOTES PAYABLE--RELATED PARTIES

In March 1995, the Company borrowed $200,000 through bridge loan agreements with two shareholders. The bridge loans bear interest at 12% per year. In connection with the bridge loans, the Company issued warrants to purchase 2,000 shares of common stock for each $10,000 of principal borrowed. The warrants are exercisable at $3.00 per share and remain outstanding for three years after the date the bridge loans are repaid. The bridge loans were repaid in November 1995.

In January 1996, the Company borrowed $550,000 through a bridge financing agreement. The convertible promissory notes bear interest at 10% per annum and are due at the earlier of six months from the issuance of the notes or completion of an initial public offering by the Company. At any time prior to the time the notes are due, a holder of a note may convert one-half of the outstanding balance under the note into common stock of the Company at the conversion ratio of one share of common stock for each $3.60 of principal outstanding. In April 1996, the holders of the notes elected to convert $211,608 of the outstanding principal balances into 58,780 shares of the Company's common stock. The remaining balance plus accrued interest was repaid by the Company during 1996. In connection with the notes, the Company issued warrants to the noteholders for the purchase of 110,000 shares of common stock. The warrants are exercisable at $3.60 and remain outstanding for ten years after the date of issuance.

4. CAPITALIZED LEASE OBLIGATION

During fiscal 1994, the Company entered into an agreement to lease phone equipment over a 48-month period.

Future minimum lease payments required on the lease are as follows:

   1997                                                             $  6,786
   1998                                                                8,481
                                                                 ---------------
   Total minimum lease payments                                       15,267
   Less amount representing interest                                   2,123
                                                                 ---------------
   Present value of future minimum lease payments                     13,144
   Less current maturities                                             5,343
                                                                 ---------------
   Long-term portion of capitalized lease obligation                $  7,801
                                                                 ===============

5. COMMITMENTS

LEASES

The Company has entered into various operating leases for office, lab and storage facilities and for various equipment. Future lease payments for all operating leases, excluding executory costs such as management and maintenance fees, are as follows:

   1997                                                    $  48,227
   1998                                                       49,433
   1999                                                       48,454
   2000                                                       16,446
                                                     -------------------
                                                           $ 162,560
                                                     ===================

Rent expense was $91,133 and $72,064 for the years ended August 31, 1996 and 1995, respectively.

LICENSE AGREEMENT

In October 1995, the Company obtained a non-exclusive worldwide license agreement to utilize certain process monitoring equipment. The Company is required to make certain lump sum payments and royalty payments under this arrangement.

In October 1995, the Company paid $125,000 to obtain a non-exclusive worldwide license to utilize certain process monitoring software. Additionally, the Company issued the licensor an option to purchase 60,000 shares of common stock at an exercise price of $3.00 per share. The license runs for the length of the two underlying patents, which expire in 2002 and 2009. The Company has continuing royalty obligations of $1,800 per unit of process monitoring equipment sold by the Company to or on behalf of an OEM, subject to an initial $50,000 credit.

6. COMMON STOCK

From January 1995 to March 1995, the Company sold 263,503 shares of common stock, which resulted in net proceeds to the Company of $711,175. In connection with the sale of the common stock, the Company issued warrants for the purchase of 263,503 shares of common stock at an exercise price of $3.50. The warrants expire between February 1998 and January 2000.

In November 1995, the Company sold 203,500 shares of common stock, which resulted in net proceeds to the Company of $661,550. $141,900 of the net proceeds were received in December 1995.

7. INITIAL PUBLIC OFFERING

In March 1996, the Company sold 1,171,215 shares of Common Stock in an initial public offering from which the Company received net proceeds of $4,321,787.

8. STOCK OPTIONS AND WARRANTS

The Board of Directors approved the Nicollet Process Engineering 1990 Stock Option Plan (the "1990 Plan"). Under the 1990 Plan, the Company reserved 600,000 shares for issuance to employees and directors as either incentive stock options, non-qualified options or stock appreciation rights. Under the 1990 Plan, incentive stock options may be granted at prices not less than the fair market value of the Company's common stock at the grant date. The grant price of non-qualified options is determined by the Compensation Committee, but the exercise price must be at least 85% of the fair market value of the common stock as of the grant date. Options are exercisable based on terms set by the Compensation Committee, but the option term may not exceed ten years from the date of grant.

On December 20, 1995, the Board of Directors adopted the 1995 Amended and Restated Stock Incentive Plan (the "1995 Plan") which was approved by the Company's shareholders on January 16, 1996. The 1995 Plan reserved an additional 400,000 shares of common stock. The 1995 Plan has provisions similar to the 1990 Plan regarding incentive stock options, non-qualified options and stock appreciation rights and also provides for the granting of performance units, stock bonuses, and restricted stock awards.

A summary of changes in outstanding options and shares available for grant under the Company's stock option plans is as follows:

                                                                    SHARES
                                                  SHARES         OUTSTANDING
                                                AVAILABLE         UNDER THE               PRICE
                                                FOR GRANT            PLAN               PER SHARE
                                            ---------------------------------------------------------------

   Balance at August 31, 1994                      (44,417)          544,417           $1.00 - $2.50
     Additional shares authorized                  100,000                 -                 -
     Granted                                       (58,750)           58,750            1.50 -  3.00
     Exercised                                           -            (2,667)               1.00
     Canceled                                       11,250           (11,250)           1.00 -  3.00
                                            -------------------------------------
   Balance at August 31, 1995                        8,083           589,250            1.00 -  3.00
     Additional shares authorized                  400,000                 -                 -
     Granted                                      (260,000)          260,000            2.75 -  4.50
     Exercised                                           -           (18,000)               1.50
     Canceled                                      132,250          (132,250)           1.00 -  3.00
                                            -------------------------------------
   Balance at August 31, 1996                      280,333           699,000           $1.00 - $4.50
                                            =====================================

Options to purchase 600,500 and 558,250 shares were exercisable at August 31, 1996 and 1995, respectively.

At August 31, 1996, the Company has 563,542 shares of common stock reserved for the exercise of warrants that have been granted in connection with debt and equity offerings and in lieu of cash payment for services provided. The warrants are exercisable at prices ranging from $1.00 to $3.60. The warrants expire at various times between July 1997 and January 2001.

9. INCOME TAXES

The tax effects of significant components of the Company's deferred tax assets and liabilities are as follows:

                                                         AUGUST 31
                                                  1996              1995
                                            ------------------------------------
   Deferred tax assets:
     Net operating loss carryforwards            $1,825,000         $943,600
     Inventory obsolescence                          27,500           31,600
     Other                                           87,700           39,500
   Deferred tax liabilities:
     Software development costs                     129,600           27,700
     Other                                                -                -
                                            ------------------------------------
   Net deferred tax assets                        1,810,600          987,000
   Valuation allowance                           (1,810,600)        (987,000)
                                            ------------------------------------
                                                 $        -         $      -
                                            ====================================

For financial reporting purposes, a valuation allowance has been provided to offset the deferred tax assets related to the net operating loss carryforwards and other temporary differences. At August 31, 1996, the Company had net operating loss carryforwards of approximately $4,620,000, which are available to offset taxable income through 2011. The Company's ability to utilize these carryforwards to offset future taxable income is subject to certain restrictions under Section 382 of the Internal Revenue Code in the event of certain changes in the equity ownership of the Company. The Company anticipates that its public offering will result in a change in equity ownership under Section 382. As a result, the net operating loss carryforwards will be limited to offset a maximum of approximately $535,000 of taxable income in any one tax year. No income taxes have been paid in the years ended August 31, 1996 and 1995.

The effective income tax rate differed from the federal statutory rate as follows:

                                                     YEAR ENDED AUGUST 31
                                                    1996              1995
                                              ----------------------------------

   Taxes at statutory rate                          $(665,000)       $(419,000)
   State taxes, net of federal benefit               (141,000)         (75,000)
   Change in valuation allowance                      824,000          464,000
   Other                                              (18,000)          30,000
                                              ----------------------------------
                                                    $       -        $       -
                                              ==================================

10. EMPLOYMENT AGREEMENTS

The Company entered into an employment agreement (the "Agreement") with its President and Chief Executive Officer in 1991. The Agreement was amended in July 1994 and October 1995. The Agreement provides for an annual base salary and a discretionary bonus. The agreement contains a two year non-compete clause in the event of termination of employment. The Agreement may be terminated by either party upon twelve months' notice by either party and immediately in the event the President and Chief Executive Officer defaults or does not perform. Upon termination, the Company is obligated to pay the President and Chief Executive Officer 100% of his current base salary for twelve months after separation if he is unable to find appropriate employment because of the non-compete clause.

In May 1995, the Company entered into an agreement with the Chairman of the Board (the "Chairman") for the Chairman to provide services to the Company. The Chairman receives compensation of $50,000 per year and a bonus payable at the discretion of the Board of Directors. In connection with the agreement, on September 1, 1995, the Chairman received options to purchase 10,000 shares of common stock at a price of $3.00 per share. The options vested immediately and remain outstanding for a period of five years. In October 1995, the Company amended the agreement to provide for the future grant of additional options to purchase 15,000 shares of common stock at the discretion of the Board of Directors.

In January 1996, the Company entered into an Employment Agreement with its Chief Operating Officer and Chief Financial Officer that provides for an annual base salary and a performance bonus, payable in cash, stock options or any other manner with the amount and terms to be determined by the Board of Directors. As a part of the agreement, on February 1, 1996, the employee was granted options to purchase 40,000 shares of common stock at an exercise price of $3.30 for five years. These options vested immediately and remain exercisable until February 1, 2001. The agreement contains provisions providing for the assignment of inventions, the maintenance of confidentiality of proprietary information of the Company and a one-year non-competition clause in the event of termination of employment. The agreement may be terminated by either party for any reason at any time. If, however, the employee is terminated by the Company without cause, the Company must pay salary and benefits to the employee for six months.

In August 1996, the Company entered into an employment agreement with its Chief Technology Officer that provides for an annual base salary and an annual bonus of one-third of one percent of the Company's net sales that exceed certain thresholds ($2.0 million for fiscal 1997). In future years, the amount will be established by the Company's Chief Executive Officer. In addition, the employee is entitled to an additional bonus of fifty percent of his salary if net sales exceed $12 million dollars in any consecutive twelve month period during the employment agreement. As a part of the agreement, the employee was granted options to purchase 75,000 shares of common stock at an exercise price of $2.75. The options vest at a rate of one-third on each anniversary of the employment agreement. The agreement contains provisions providing for the assignment of inventions, the maintenance of confidentiality of proprietary information of the Company and a one-year non-competition clause in the event of termination of employment. The agreement may be terminated by either party upon thirty days notice for whatever reason or immediately for cause. If, however, the employee is terminated by the Company without cause, the Company must pay six months of salary and non-contingent compensation earned through the termination date.

11. MAJOR CUSTOMERS

Sales to Customer A were 12% and 10% of total sales in 1996 and 1995, respectively. In addition, sales to Customer B were 22% of total sales in 1996 and sales to Customer C were 11% of total sales in 1995.

12. SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid interest of $128,201 and $14,700 for the years ended August 31, 1996 and 1995, respectively.

The Company has entered into the following non-cash transactions:

                                                                 AUGUST 31
                                                             1996          1995
                                                            --------------------

   Conversion of debt and accrued interest to common stock   $211,608 $       -
   Warrants issued as payment for services provided                 -    17,708
   Software acquired for debt                                       -   189,893




ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           Not applicable.

                                    PART III

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF THE
                EXCHANGE ACT.

               (a) DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

           The information under the caption "Election of Directors -- Information About Nominees" in the Company's 1997 Proxy Statement is incorporated herein by reference. Information concerning executive officers of the Company is included in this Report under Item 4A, "Executive Officers of the Company."

               (b)   COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

           Information under the caption "Compliance with Section 16(a) of the Exchange Act" in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 10.        EXECUTIVE COMPENSATION.

           The information under the caption "Election of Directors -- Director Compensation" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           The information under the captions "Election of Directors -- Information About Nominees" and "Certain Transactions" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K .

               (a)   Exhibits

           The exhibits to this Report are listed on the Exhibit Index on pages E-1 to E-3 below. A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of November 29, 1996, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Nicollet Process Engineering, Inc., 420 North Fifth Street, Suite 1040, Ford Centre, Minneapolis Minnesota, 55401; Attn.: Shareholder Information.

           The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-KSB pursuant to Item 14(c):

A. 1990 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Forms SB-2 (File
         No.333-00852C)).

B. 1995 Amended and Restated Stock Indenture Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form SB-2 (File No. 333-00852C)).

C. Employment Agreement between the Company and Robert A. Pitner, dated July 31, 1994 (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form SB-2 (File No. 333-00852C)).

D. Amendment No. 1, dated effective October 26, 1995 to Employment Agreement between the Company and Robert A. Pitner, dated July 31, 1994 (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form SB-2 (File No. 333-00852C)).

E. Agreement between the Company and Pierce A. McNally, dated June 1, 1995 (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form SB-2 (File No. 333-00852C)).

F. Amendment No. 1, dated effective October 26, 1995 to Agreement between the Company and Pierce A. McNally, dated June 1, 1995 (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form SB-2 (File No. 333-00852C)).

G. Form of Indemnification Agreement by and between the Company and the Officers and Directors of the Company (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form SB-2 (File No. 333-00852C)).

H. Employment Agreement, dated effective August 31, 1996 between the Company and Richard A. Koontz (filed herewith).

               (b)   REPORTS ON FORM 8-K

           No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended August 31, 1996.

                                   SIGNATURES


           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 21, 1996                   NICOLLET PROCESS ENGINEERING, INC.

                                           By: /s/ Robert A. Pitner
                                           Robert A. Pitner
                                           President and Chief Executive Officer
                                           (principal executive officer)

           In accordance with the Exchange Act, this report has been signed below on November 21, 1996 by the following persons on behalf of the Company and in the capacities indicated.

                                 Signature and Title

                                 /s/ Pierce A. McNally
                                 -----------------------------------------------
                                 Pierce A. McNally
                                 Chairman of the Board and Director of
                                 Corporate Development

                                 /s/ Robert A. Pitner
                                 -----------------------------------------------
                                 Robert A. Pitner
                                 President, Chief Executive Officer and Director (principal executive officer)

                                 /s/ Lanny I. Kuysh
                                 -----------------------------------------------
                                 Lanny I. Kurysh
                                 Chief Operating Officer and Financial Officer (principal financial officer)

                                 /s/ John Sandberg
                                 -----------------------------------------------
                                 John Sandberg
                                 Controller
                                 (principal accounting officer)

                                 /s/ Thomas W. Bugbee
                                 -----------------------------------------------
                                 Thomas W. Bugbee
                                 Director

                                 /s/ Benton J. Case Jr.
                                 -----------------------------------------------
                                 Benton J. Case Jr.
                                 Director

                                 /s/ Richard W. Koontz
                                 -----------------------------------------------
                                 Richard W. Koontz
                                 Chief Technology Officer and Director



                       NICOLLET PROCESS ENGINEERING, INC.

                        Exhibit Index to Annual Report On
                                   Form 10-KSB
                      For Fiscal Year Ended August 31, 1996

ITEM NO.                     DESCRIPTION                        METHOD OF FILING
--------                     -----------                        ----------------
3.1     Articles of Incorporation...............................      (1)
3.2     Bylaws, as amended...................................... Filed herewith
4.1     Specimen Form of the Company's Common Stock Certificate.      (1)
4.2     Warrant for Purchase of Shares of Common  Stock of
         the Company issued to RTF Consultants dated August
         31, 1991...............................................      (1)
4.3     Warrant for Purchase of Shares of Common Stock of the
         Company issued to Anelise Sawkins dated August 9, 1993.      (1)
4.4     Form of Warrant for Purchase of Shares of Common Stock
         of the Company issued in connection with November 1993
         private placement......................................      (1)
4.5     Warrant for Purchase of Shares of Common  Stock of the
         Company issued to Charlie Phelps dated May 5, 1994.....      (1)
4.6     Form of Warrant for Purchase of Shares of Common Stock
         of the Company issued in connection with advertising
         design services........................................      (1)
4.7     Form of Warrant for Purchase of Shares of Common Stock
         of the Company issued in connection with January 1995
         private placement......................................      (1)
4.8     Form of Warrant for Purchase of Shared of Common Stock
         of the Company issued in connection with February 1995
         private placement......................................      (1)
4.9     Warrant for Purchase of Shares of Common  Stock of the
         Company issued to Tuschner & Company, Inc. dated
         February 7, 1995.......................................      (1)
4.10    Form of Warrant for Purchase of Shares of Common Stock
         of the Company issued in connection with March 1995
         private placement......................................      (1)
4.11    Warrant for Purchase of Shares of Common Stock of the
         Company issued to Tuschner & Company dated March 2,
         1995...................................................      (1)
4.12    Form of Warrant for  Purchase of Shares of Common Stock
         of the Company issued in connection with March 1995
         bridge financing.......................................      (1)
4.13    Form of Warrant for Purchase of Shares of Common Stock
         of the Company issued in connection with repayment of
         March 1995 bridge financing............................      (1)


                                      E-1


4.14    Form of Warrant for Purchase of Shares of Common Stock
         of the Company issued in connection with January 1996
         bridge financing.......................................      (1)
10.1    1990 Stock Option Plan..................................      (1)
10.2    1995 Amended and Restated Stock Incentive Plan..........      (1)
10.3    Employment Agreement between the Company and Robert A.
         Pitner, dated July 31, 1994............................      (1)
10.4    Amendment No. 1, dated effective October 26, 1995 to
         Employment  Agreement between the Company and Robert
         A. Pitner, dated July 31, 1994.........................      (1)
10.5    Agreement between the Company and Pierce A. McNally,
         dated June 1, 1995.....................................      (1)
10.6    Amendment No. 1, dated effective October 26, 1995
         to Agreement between the Company and Pierce A. McNally,
         dated June 1, 1995.....................................      (1)
10.7    Settlement Agreement between the Company and John W.
         Mickowski, dated October 1, 1995.......................      (1)
10.8    Form of Indemnification Agreement by and between the
         Company and the Officers and Directors of the Company..      (1)
10.9    Lease Agreement by and between Hillcrest Development and
         the Company, dated January 11, 1993....................      (1)
10.10   Agreement for the First Amendment to a Lease between
         Hillcrest Development and the Company, dated June 8,
         1993...................................................      (1)
10.11   Agreement for the Second  Amendment to a Lease between
         Hillcrest Development and the Company, dated
         July 20, 1993..........................................      (1)
10.12   Agreement for the Third Amendment to a Lease between
         Hillcrest Development and the Company, dated
         November 12, 1993......................................      (1)
10.13   Agreement for the Sixth Amendment to a Lease between
         Hillcrest  Development and the Company, dated
         October 7, 1994........................................      (1)
10.14   Agreement for the Seventh Amendment to a Lease between
         Hillcrest Development and the Company dated
         September 3, 1996...................................... Filed herewith
10.15   Agreement for the Eighth Amendment to a Lease between
         Hillcrest Development and the Company dated
         October 18, 1996....................................... Filed herewith
10.16   Software Purchase  Agreement between Larry D.
         Glendenning, dba LDG Software Solutions and the Company
         dated effective August 1, 1995.........................      (1)


                                      E-2


10.17   Promissory Note and Security Agreement in favor of Larry
         D. Glendenning, dba LDG Software Solutions dated
         effective August 1, 1995...............................      (1)
10.18   Employment Agreement dated effective August 31, 1996
         between the Company and Richard A. Koontz.............. Filed herewith
11.1    Computation of Income Per Common Share.................. Filed herewith
23.1    Consent of Ernst & Young LLP............................ Filed herewith
27.1    Financial Data Schedule................................. Filed herewith

(1) Incorporated by reference into the Company's Registration Statement on Form SB-2 (File No. 333-00852C).

                                      E-3