Form 10QSB
period 1996-11-30
NICOLLET PROCESS ENGINEERING INC
filed 1997-01-14
CIK 934520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended November 30, 1996


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


                 420 North Fifth Street, Ford Centre, Suite 1040
                              Minneapolis, MN 55401
                 -----------------------------------------------
                    (Address of principal executive offices)


                                 (612) 339-7958
                           ---------------------------
                           (Issuer's telephone number)

Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


The number of shares of common stock, no par value, outstanding as of December 31, 1996 was 3,346,305.



                                      INDEX

PART I. - FINANCIAL INFORMATION


ITEM                               DESCRIPTION                           PAGE(S)
----                               -----------                           -------

1.        FINANCIAL STATEMENTS.

          Balance Sheets (unaudited) as of November 30, 1996 and
            August 31, 1996.................................................  3

          Statements of Operations (unaudited) for the three
            months ended November 30, 1996 and 1995.........................  4

          Statements of Cash Flows (unaudited) for the three
            months ended November 30, 1996 and 1995.........................  5

          Notes to Financial Statements (unaudited).........................  6

2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................  7


PART II. - OTHER INFORMATION

1.        LEGAL PROCEEDINGS................................................. 12

2.        CHANGES IN SECURITIES............................................. 12

3.        DEFAULTS UPON SENIOR SECURITIES................................... 12

4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............... 12

5.        OTHER INFORMATION................................................. 12

6.        EXHIBITS AND REPORTS ON FORM 8-K.................................. 12




                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       NICOLLET PROCESS ENGINEERING, INC.
                                 Balance Sheets
                November 30, 1996 (Unaudited) and August 31, 1996
                                                                     November 30,         August 31
ASSETS                                                                   1996               1996
------                                                               ------------        -----------
                                                                     (unaudited)           (Note)
Current Assets:
   Cash ....................................................             30,519           1,198,399
   Short term investments...................................          1,362,025             973,224
   Net receivables .........................................            590,805             284,197
   Inventories .............................................            231,581             332,074
   Prepaid expenses and other assets .......................             39,241              23,655
                                                                     ----------          ----------
        Total current assets ...............................          2,254,171           2,811,549
Property and equipment:
   Computer equipment ......................................            458,601             412,274
   Furnishings and equipment ...............................            121,752             121,752
   Leasehold improvements ..................................             70,211              70,211
                                                                     ----------          ----------
                                                                        650,564             604,237
   Less:  accumulated depreciation .........................           (311,343)           (289,619)
                                                                     ----------          ----------
                                                                        339,221             314,618
Other assets:
   License agreement .......................................             83,118              94,453
   Software development costs ..............................            325,418             305,384
   Other assets ............................................            135,445              53,131
                                                                     ----------          ----------
Total assets ...............................................          3,137,373           3,579,135
                                                                     ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Notes payable -- current portion ........................             49,655              49,655
   Accounts payable ........................................            241,605             268,332
   Accrued payroll liabilities .............................             32,832              29,292
   Current portion of capitalized lease obligation .........              3,892               5,343
   Accrued liabilities .....................................            160,357             136,778
                                                                     ----------          ----------
      Total current liabilities ............................            488,341             489,400

Long term notes ............................................             60,139              73,056
Capitalized lease obligation ...............................              7,802               7,802
Deferred rent ..............................................             11,247              12,793
Stockholders' equity (deficit):
   Common stock, no par value:
      Authorized shares -- 5,000,000; issued and outstanding
        shares 3,277,923 at August 31, 1996
        and 3,346,305 at November 30, 1996 .................          7,616,667           7,675,841
   Accumulated deficit .....................................         (5,045,323)         (4,675,257)
                                                                     ----------          ----------
                                                                      2,571,344           3,000,584
Less stock subscription receivable                                       (1,500)             (4,500)
                                                                     ----------          ----------
Total stockholders' equity (deficit) .......................          2,569,844           2,996,084
                                                                     ----------          ----------
Total liabilities and stockholders' equity .................          3,137,373           3,579,135
                                                                     ==========          ==========

Note: The balance sheet as of August 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

                 See accompanying notes to financial statements.



                       NICOLLET PROCESS ENGINEERING, INC.

                            Statements of Operations
              For the Three Months Ended November 30, 1996 and 1995
                                   (Unaudited)

                                                       Three Months Ended
                                                          November 30,
                                                    ------------------------
                                                    1996                1995
                                                    ----                ----

Net sales ................................         593,718              967,949
Cost of sales ............................         336,675              659,914
                                               -----------          -----------
Gross margin .............................         257,043              308,035

Operating expenses:
   Selling expenses ......................         317,405              199,991
   Research and development expenses .....         117,534               77,261
   General and administrative expenses ...         214,416              152,383
                                               -----------          -----------
      Total operating expenses ...........         649,355              429,635
                                               -----------          -----------


Operating loss ...........................        (392,312)            (121,600)

Other income/expenses
   Interest expense ......................           1,963               20,572
   Interest  income ......................         (24,199)                   0
                                               -----------          -----------
      Total other income/expenses ........         (22,236)              20,572
                                               -----------          -----------

Net loss .................................     $  (370,076)         $  (142,172)
                                               ===========          ===========

Net loss per share .......................     $      (.11)         $      (.07)
                                               ===========          ===========

Weighted average number of
   shares outstanding ....................       3,316,795            2,053,029
                                               ===========          ===========

                 See accompanying notes to financial statements.


                       NICOLLET PROCESS ENGINEERING, INC.
                            Statements of Cash Flows
              For the Three Months Ended November 30, 1996 and 1995
                                   (Unaudited)

                                                                     Three Months Ended
                                                                        November 30
                                                                   ---------------------
                                                                   1996             1995
                                                                   ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss...................................................     (370,075)         (142,172)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation/amortization............................       63,259            15,300
        Accounts receivable................................     (306,608)         (217,544)
        Inventories........................................      100,498            11,734
        Prepaid expenses...................................      (15,587)          (17,465)
        Accounts payable...................................      (26,727)           53,302
        Other current liabilities..........................        7,784          (118,256)
        Accrued liabilities................................       19,338           (43,213)
                                                               ---------           -------

Net cash used in operating activities......................     (528,118)         (458,314)
                                                               ---------           -------

CASH FLOWS FROM INVESTING ACTIVITIES
Total fixed assets.........................................      (46,327)           (7,944)
Other assets...............................................      (48,322)         (136,984)
Capital-in-process.........................................      (84,226)           (7,455)
                                                               ---------           -------

Net cash used in investing activities......................     (178,875)         (152,383)
                                                               ---------           -------

CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Proceeds from:
   Common stock............................................      (56,174)          563,150
   Notes payable...........................................      (12,916)                0
   Deferred lease obligation...............................       (1,546)           (1,599)
   Capitalized lease obligation............................       (1,451)           (1,111)
                                                               ---------           -------

Net cash (used in)/from financing activities...............      (72,087)          560,440
                                                               ---------           -------

Net decrease in cash.......................................     (779,080)          (50,257)

Cash at beginning of period................................    2,171,624             5,274
                                                               ---------           -------

Cash at end of period......................................    1,392,544           (44,979)
                                                               =========           ========

                 See accompanying notes to financial statements.



                       NICOLLET PROCESS ENGINEERING, INC.

                                   Form 10-QSB

                                November 30, 1996

                          Notes to Financial Statements


1.       BASIS OF PRESENTATION

         The unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements have been omitted or condensed pursuant to such rules and regulations. The information furnished reflects, in the opinion of the management of the Company, all adjustments (of only a normally recurring nature), necessary to present a fair statement of the results for the interim periods presented. Operating results for the three month period ended November 30, 1996 are not necessarily indicative of the results that may be expected for the year ended August 31, 1997. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB dated August 31, 1996.

2.       NET INCOME (LOSS) PER SHARE

         Net income (loss) per share is computed by dividing the net income
         (loss) for the period by the weighted average number of shares of common stock outstanding during the period.

3.       INITIAL PUBLIC OFFERING

         On March 19, 1996, the Company completed an initial public offering of 1,000,000 shares of newly issued common stock which raised $3,639,000 net of expenses. On May 6, 1996, the overallotment was exercised for 171,215 additional shares which raised $688,000. The price per share was $4.625.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THIS FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS FORM 10-QSB THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, WORDS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED UNDER THE CAPTION "IMPORTANT FACTORS TO CONSIDER" CONTAINED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDING AUGUST 31, 1996.

OVERVIEW

         Nicollet Process Engineering, Inc. (the "Company") designs, manufacturers, markets and supports process monitoring and control systems, client/server software at the host level and machine diagnostic tools for the die casting and plastic injection molding industries. The Company has developed industry-specific, "turn-key" manufacturing information and process control systems (the "NPE Monitoring and Control System") which, on a real-time basis, monitor, collect and display machine performance data, monitor process performance continuously against pre-set values, provide feedback to the machine's controller to bring out-of-tolerance performance back into conformance, and aggregate data for real-time presentation of process reports for use by the machine operator. The Company has also developed client/server software at the host level (the "NPE Host Level Software") which provides access to factory floor data stored in file servers and distributes that data, on a real-time basis, to all levels of an organization in either preprogrammed report formats or on a user defined basis. These products (together the "NPE System") allow manufacturers of discrete parts to (i) analyze and control their production processes to ensure repeatable production of high quality parts; (ii) reduce scrap and machine downtime; (iii) increase product quality; (iv) reduce production costs; and (v) provide management on-line, real-time access to productions and process data for decision making. The Company's third product line, the Machine Capability Analyzer (the "MCA"), is a portable, troubleshooting instrument that tests the functioning of a manufacturing machine for inconsistencies in operation.

         Since inception, NPE's strategy has been to develop industry-specific monitoring and control systems to better control the production process and to provide information access to all levels of management throughout an enterprise. In 1985, the Company began developing its first product, a process monitoring and control system for the die casting industry, and ultimately generated its first sale in 1987. In 1988, the Company introduced an early version of its networking and host level software product. This product, made for the die casting industry, connected various machines on the factory floor and provided information from those machines to the host level. After introduction of the Company's hardware and software products into the die casting industry, the Company began exploring expansion into other industries and began development work for products in the plastic injection molding industry. In 1994, the Company introduced Windows(TM) based versions of its products for the plastic injection molding industry. These products have both on-machine process and control capabilities and plant-wide data acquisition and dissemination capabilities. During 1995, the Company introduced Windows(TM) based versions of its products into the die casting industry. In 1995, the Company also developed its client/server software product for the plastic injection molding industry. The first sale of the host-level product occurred in late 1995. The emphasis of existing sales efforts of the Company's products are the Windows(TM) based versions, although the Company continues to offer DOS based products.

         Revenues are generated from the sale of the Company's NPE System and the sale of the MCA. Revenues for these products generally are recognized upon shipment to the customer. The Company also separately charges for installation, training, service and support. Revenues related to installation and training are recognized as the services are performed. The Company also offers a one year warranty on certain components of its products. The warranty on any purchased hardware is provided by the original hardware vendor.

         The Company expenses all software development costs as incurred until technological feasibility has been established for the product, at which time the costs are capitalized until the product is available for general release to customers. The cost of purchased software is capitalized if the software meets the technological feasibility requirements. During fiscal 1994, 1995 and 1996 and the first quarter of fiscal 1997, the Company has expensed substantially all software development costs. In August 1995, the Company acquired the core technology for its Windows(TM) based software for the die casting industry. The Company capitalized the cost of this purchased software as of August 31, 1995 because the software met the technological feasibility requirements at the time of purchase.


RESULTS OF OPERATIONS

         THREE MONTHS ENDING NOVEMBER 30, 1996 COMPARED TO THREE MONTHS ENDING NOVEMBER 30, 1995

         NET SALES. Net sales decreased 39% to approximately $594,000 in the three months ended November 30, 1996 compared to approximately $968,000 in the three months ended November 30, 1995. The decrease was due to the lower sales of plastics NPE Monitoring and Control Systems and MCAs. The Company shipped several large systems to a single customer during the three months ended November 1995. Sales of the Company's die casting product for the three months ending November 30, 1996 increased approximately 10% compared to the prior year period. The increase was due to an added customer base.

         GROSS MARGINS. The gross margin increased to 43% of revenues in the three months ended November 30, 1996 compared to 32% of revenues for the prior year period. The increase was due to cost reduction programs implemented by the Company during the first quarter of 1996 for the die casting product. A new pricing structure was also initiated in the customer service and support center during the three months ended November 30, 1996. The Company now separately charges for service and support.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses increased 59% to approximately $317,000 for the three months ended November 30, 1996 compared to approximately $200,000 in the prior year period. This increase was due to additions to the sales force during the last fiscal year and restructuring of the sales and customer service divisions as the Company continued the expansion of its sales force. Commission expenses were lower due to the low sales volume, but offset by trade show expenses, advertising and travel.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 52% to approximately $118,000 in the three months ended November 30, 1996 compared to approximately $77,000 for the prior year period. This increase was primarily due to additions to the technical staff during the last fiscal quarter. Capitalization of software development costs totaled approximately $102,000 and relates to the NPE Host Level Software for the die cast systems network, and segments of the new release 3.0 for the NPE Monitoring and Control System for the plastics system.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 41% to approximately $214,000 compared to approximately $152,000 for the prior year period. This increase is due to increased costs associated with SEC filing preparations, press releases and investor relations.

         INTEREST INCOME. Interest income increased to approximately $24,000 for the three months ended November 30, 1996 compared to zero from the prior year period. The increase is attributable to the earnings on the investments from the funds received in connection with the initial public offering ("IPO") completed March 19, 1996.

         INTEREST EXPENSES. Interest expenses decreased to $1,963 for the three months ended November 30, 1996 compared to approximately $20,000 for the prior year period. The decrease was due to the pay off of all loans and obligations from the proceeds of the IPO.

         NET LOSS. The net loss for the three months ended November 30, 1996 was approximately $370,000 or $.11 per share, compared to a net loss of approximately $142,000 or $.07 per share for the three months ended November 30, 1995.


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

         Cash, cash equivalents and investments at November 30, 1996 were approximately $1.4 million. Management believes this cash and investments will fund operations through August 31, 1997.

         Net cash used in operating activities was approximately $528,000 and $458,000 in the three months ended November 30, 1996 and 1995, respectively. The cash used was primarily related to operations.

         Net cash used in investing activities was approximately $179,000 and $152,000 in the three months ended November 30, 1996 and 1995, respectively.

         Net cash provided by financing activities was approximately $(72,000) and $560,000 in the three months ended November 30, 1996 and 1995, respectively. The net cash used by financing activities in the three months ended November 30, 1996 was primarily the result of the exercise of a put option for $60,000 by an optionholder of the Company.

         The Company anticipates capital expenditures of approximately $105,000 through fiscal 1997. The Company anticipates that out of the $105,000, (i) approximately $35,000 will be used for engineering test facility equipment; (ii) approximately $30,000 will be used for trade show and booth equipment; (iii) approximately $25,000 will be used for production equipment; and (iv) approximately $15,000 will be used for a training and demo presentation facility.

         The Company believes that sufficient liquidity is available to satisfy its working capital needs at least through August 31, 1997.



                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         There are no material pending legal, governmental, administrative or other proceedings to which the Company is a party or of which any of its property is the subject.

ITEM 2.  CHANGES IN SECURITIES.

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

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

                                 NICOLLET PROCESS ENGINEERING, INC.


Dated:  January 13, 1997         By:  /s/ Robert A. Pitner
                                      -----------------------------------------
                                          Robert A. Pitner
                                          President and Chief Executive Officer


                                 By:  /s/ Lanny I. Kurysh
                                      -----------------------------------------
                                          Lanny I. Kurysh
                                          Chief Financial and Operating Officer
                                          (principal financial officer)



                                  Exhibit Index

 Exhibit No.                    Description                       Location
 -----------                    -----------                       --------

    27.1        Financial Data Schedule..................   filed electronically