Form 10QSB
period 1997-02-28
NICOLLET PROCESS ENGINEERING INC
filed 1997-04-14
CIK 934520

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                     FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the Quarterly Period Ended February 28, 1997


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                     For the Transition Period From ____ to ____


                           Commission file number  0-27928

                          NICOLLET PROCESS ENGINEERING, INC.
          (Exact name of small business issuer as specified in its charter)

               Minnesota                                41-1528120
---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
    or organization)


                   420 North Fifth Street, Ford Centre, Suite 1040
                                  Minneapolis, MN  55401
                  -------------------------------------------------
                       (Address of principal executive offices)

                                    (612) 339-7958
                          ---------------------------------
                             (Issuer's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]



The number of shares of common stock, no par value, outstanding as of March 24, 1997 was 3,346,305.

Transitional Small Business Disclosure Format (Check One): YES [  ]  NO [X]

                            PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.
                          NICOLLET PROCESS ENGINEERING, INC.

                                    Balance Sheets
                  February 28, 1997 (Unaudited) and August 31, 1996

                                                       February 28,  August 31,
ASSETS                                                     1997         1996
------                                                 ------------ -----------
                                                        (unaudited)      (Note)
Current Assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . . .  $  617,046  $1,198,399
  Short term investments . . . . . . . . . . . . . . .          --     973,224
  Net receivables. . . . . . . . . . . . . . . . . . .     554,592     284,197
  Inventories. . . . . . . . . . . . . . . . . . . . .     217,659     332,074
  Prepaid expenses and other assets. . . . . . . . . .      50,454      23,655
                                                      ------------ -----------
    Total current assets . . . . . . . . . . . . . . .   1,439,751   2,811,549
Property and equipment:
  Computer equipment . . . . . . . . . . . . . . . . .     458,601     412,274
  Furnishings and equipment. . . . . . . . . . . . . .     122,782     121,752
  Leasehold improvements . . . . . . . . . . . . . . .      70,211      70,211
                                                      ------------ -----------
                                                           651,594     604,237
  Less:  accumulated depreciation. . . . . . . . . . .    (331,958)   (289,619)
                                                      ------------ -----------
                                                           319,636     314,618
Other assets:
  License agreement. . . . . . . . . . . . . . . . . .      71,784      94,453
  Software development costs . . . . . . . . . . . . .     298,473     305,384
  Other assets . . . . . . . . . . . . . . . . . . . .      18,184      53,131
  Capital projects in process. . . . . . . . . . . . .     328,586          --
                                                      ------------ -----------
Total assets . . . . . . . . . . . . . . . . . . . . .  $2,476,414  $3,579,135
                                                      ------------ -----------
                                                      ------------ -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Customer deposits. . . . . . . . . . . . . . . . . .   $  21,452          --
  Notes payable -- current portion . . . . . . . . . .      49,655   $  49,655
  Accounts payable . . . . . . . . . . . . . . . . . .     204,141     268,332
  Accrued payroll liabilities. . . . . . . . . . . . .       9,136      29,292
  Current portion of capitalized lease obligation. . .       5,343       5,343
  Accrued liabilities. . . . . . . . . . . . . . . . .       3,535     136,778
                                                         ---------   ---------
    Total current liabilities. . . . . . . . . . . . .     293,262     489,400
Long term notes. . . . . . . . . . . . . . . . . . . .      47,564      73,056
Capitalized lease obligation . . . . . . . . . . . . .       4,914       7,802
Deferred rent. . . . . . . . . . . . . . . . . . . . .       9,701      12,793
Stockholders' equity (deficit):
  Common stock, no par value:
    Authorized shares -- 5,000,000;
      issued and outstanding
      shares 3,272,923 at August 31, 1996
      and 3,346,305 at February 28, 1997 . . . . . . .   7,616,667   7,675,841
  Accumulated deficit. . . . . . . . . . . . . . . . .  (5,494,194) (4,675,257)
                                                        ----------  ----------
                                                         2,122,473   3,000,584
  Less stock subscriptions receivable. . . . . . . . .      (1,500)     (4,500)
                                                        ----------  ----------
Total stockholders' equity (deficit) . . . . . . . . .   2,120,973   2,996,084
                                                        ----------  ----------
Total liabilities and stockholders' equity . . . . . .  $2,476,414  $3,579,135
                                                        ----------  ----------
                                                        ----------  ----------

Note: The balance sheet as of August 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

                   See accompanying notes to financial statements.

                          NICOLLET PROCESS ENGINEERING, INC.

                               Statements of Operations
                      For the Three Months and Six Months Ended
                       February 28, 1997 and February 29, 1996
                                     (Unaudited)

                                                 Three Months Ended            Six Months Ended
                                                 ------------------            ----------------
                                             February 28,  February 29,   February 28,   February 29,
                                             ------------  ------------   ------------   ------------
                                                 1997          1996           1997           1996
                                                 ----          ----           ----           ----
Net sales. . . . . . . . . . . . . . .        $520,936       $506,412     $1,114,654     $1,474,361
Cost of sales. . . . . . . . . . . . .         349,954        441,442        686,629      1,101,356
                                              --------       --------     ----------     ----------
Gross Margin . . . . . . . . . . . . .         170,982         64,970        428,025        373,005

Operating expenses:
    Selling expenses . . . . . . . . .         312,611        175,797        630,016        375,788
    Research and development
     expenses. . . . . . . . . . . . .         102,827         79,810        220,361        157,071
    General and administrative
     expenses. . . . . . . . . . . . .         216,602        163,420        431,018        315,803
                                               -------        -------        -------        -------
      Total operating expenses . . . .         632,040        419,027      1,281,395        848,662
                                               -------        -------      ---------        -------

Operating loss . . . . . . . . . . . .        (461,056)      (354,057)      (853,370)      (475,657)
Other income/expenses
    Interest expense . . . . . . . . .           2,318         39,832          4,281         60,404
    Interest income. . . . . . . . . .         (14,502)           0          (38,701)           0
                                                ------         ------         ------         ------
      Total other
       income/expenses . . . . . . . .         (12,184)        39,832        (34,420)        60,404
                                                ------         ------         ------         ------

Net loss . . . . . . . . . . . . . . .       $(448,874)     $(393,889)     $(818,950)     $(536,061)
                                             ---------        -------        -------        -------

Net loss per share . . . . . . . . . .          $(0.14)        $(0.19)        $(0.25)        $(0.25)
                                                  ----           ----           ----           ----

Weighted average number of
    shares outstanding . . . . . . . .       3,317,008      2,112,369      3,317,008      2,112,369
                                             ---------      ---------      ---------     ----------
                                             ---------      ---------      ---------     ----------


                  See accompanying notes to financial statements.

                          NICOLLET PROCESS ENGINEERING, INC.
                               Statements of Cash Flows
           For the Six Months Ended February 28, 1997 and February 29, 1996
                                     (Unaudited)

                                                                          Six Months Ended
                                                                          ----------------
                                                                February 28, 1997  February 29, 1996
                                                                -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . . . . . . . . .       $(818,950)          $(536,061)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation/amortization. . . . . . . . . . . . . . .         124,065              30,600
      Accounts receivable. . . . . . . . . . . . . . . . .        (270,395)             28,667
      Inventories. . . . . . . . . . . . . . . . . . . . .         114,426              62,376
      Prepaid expenses . . . . . . . . . . . . . . . . . .         (26,800)            (45,318)
      Accounts payable . . . . . . . . . . . . . . . . . .         (64,191)           (157,252)
      Other current liabilities. . . . . . . . . . . . . .          34,554             287,073
      Accrued liabilities. . . . . . . . . . . . . . . . .        (116,845)            (95,782)
                                                                ----------            --------
Net cash used in operating activities. . . . . . . . . . .      (1,024,136)           (425,697)

CASH FLOWS FROM INVESTING ACTIVITIES
Total fixed assets . . . . . . . . . . . . . . . . . . . .         (47,357)            (13,571)
Other assets . . . . . . . . . . . . . . . . . . . . . . .         (48,322)           (136,984)
Capital-in-process . . . . . . . . . . . . . . . . . . . .        (297,463)            (10,079)
                                                                ----------            --------

Net cash used in investing activities. . . . . . . . . . .        (393,142)           (160,634)

CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Proceeds from:
  Common stock . . . . . . . . . . . . . . . . . . . . . .         (59,174)            756,363
  Stock subscription received. . . . . . . . . . . . . . .           3,000                  --
  Notes payable. . . . . . . . . . . . . . . . . . . . . .         (75,147)                 --
  Deferred lease obligation. . . . . . . . . . . . . . . .          (3,092)             (3,198)
  Capitalized lease obligation . . . . . . . . . . . . . .          (2,888)             (2,443)
                                                                ----------            --------

Net cash (used in)/from financing activities . . . . . . .        (137,301)            750,722
                                                                ----------            --------

Net decrease in cash . . . . . . . . . . . . . . . . . . .      (1,554,578)            164,391

Cash at beginning of period. . . . . . . . . . . . . . . .     $(2,171,623)          $  (5,274)
                                                                ----------            --------

Cash at end of period. . . . . . . . . . . . . . . . . . .         617,046             169,665
                                                                ----------            --------
                                                                ----------            --------

                   See accompanying notes to financial statements.

                          NICOLLET PROCESS ENGINEERING, INC.

                                     Form 10-QSB

                                  February 28, 1997

                            Notes to Financial Statements

1.  BASIS OF PRESENTATION

    The unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements have been omitted or condensed pursuant to such rules and regulations. The information furnished reflects, in the opinion of the management of the Company, all adjustments (of only a normally recurring nature) necessary to present a fair statement of the results for the interim periods presented. Operating results for the three and six month periods ended February 28, 1997 are not necessarily indicative of the results that may be expected for the year ended August 31, 1997. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB dated August 31, 1996.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

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

    Since inception, NPE's strategy has been to develop industry-specific monitoring and control systems to better control the production process and to provide information access to all levels of management throughout an enterprise. In 1985, the Company began developing its first product, a process monitoring and control system for the die casting industry, and ultimately generated its first sale in 1987. In 1988, the Company introduced an early version of its networking and host level software product. This product, made for the die casting industry, connected various machines on the factory floor and provided information from those machines to the host level.
 After introduction of the Company's hardware and software products into the die casting industry, the Company began exploring expansion into other industries and began development work for products in the plastic injection molding industry. In 1994, the Company introduced Windows-TM- based versions of its products for the plastic injection molding industry. These products have both on-machine process and control capabilities and plant-wide data acquisition and dissemination capabilities. During 1995, the Company introduced Windows-TM- based versions of its products into the die casting industry. In 1995, the Company also developed its client/server software product for the plastic injection molding industry. The first sale of the host-level product occurred in late 1995. In the second quarter of the Company's fiscal year ending August 31, 1997, the Company completed development of the Windows-TM- 3.0 version for the plastics systems. The emphasis of existing sales efforts of the Company's products are the Windows-TM- based versions, although the Company continues to offer DOS based products.

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

    The Company expenses all software development costs as incurred until technological feasibility has been established for the product, at which time the costs are capitalized until the product is available for general release to customers. The cost of purchased software is capitalized if the software meets the technological feasibility requirements. During fiscal 1994, 1995 and 1996, the Company has expensed substantially all software development costs. In August 1995, the Company acquired the core technology for its Windows-TM- based software for the die casting industry. The Company capitalized the cost of this purchased software as of August 31, 1995 because the software met the technological feasibility requirements at the time of purchase. The Company also capitalized software development costs for the first two quarters of 1997 relating to development of the NPE Host Level Software for the die casting industry and a portion of version 3.0 of the plastics NPE Monitoring and Control System.


RESULTS OF OPERATIONS

                THREE MONTHS AND SIX MONTHS ENDING FEBRUARY 28, 1997 COMPARED TO THREE MONTHS AND SIX MONTHS ENDING FEBRUARY 29, 1996

    NET SALES. Net sales increased 3% to approximately $521,000 in the three months ended February 28, 1997, compared to approximately $506,000 in the three months ended February 29, 1996. Net sales decreased 24% to approximately $1.1 million in the six months ended February 28, 1997, compared to approximately $1.5 in the six months ended February 29, 1996. The increase in the net sales for the second quarter of fiscal 1997 was due to increased sales for the MCA. The decrease in net sales for the six month period ending February 28, 1997 was due to lower sales of the plastics NPE Monitoring and Control System attributable to the delay in launching the new version 3.0 Windows-TM- product and lower sales of MCAs, partially offset by an increase in die casting sales of the NPE System.

    Sales of the Company's die casting NPE System in the three months ending February 28, 1997 decreased approximately 3% to approximately $179,000. Sales of the Company's die casting NPE System in the six months ending February 28, 1997 increased approximately 4% to approximately $541,000. The increase for the six month period ending February 28, 1997 was due to increased selling efforts of the new Windows-TM- version of the NPE Monitoring and Control System which was released last fall and an increase in the Company's customer base.

    Sales of the plastics version of the NPE Monitoring and Control System decreased 31% to approximately $114,000 in the three months ending February 28, 1997, compared to approximately $165,000 in the prior year period. Sales of the plastics version of the NPE Monitoring and Control System decreased 78% to approximately $117,000 in the six months ending February 28, 1997, compared to approximately $545,000 in the prior year period. The decrease for both the three month and six month periods ending February 28, 1997 was due primarily to an unusually large shipment to a single customer in the prior year. In addition, the Company experienced a delay in the release of version 3.0 of the plastics version of the NPE Monitoring and Control System in the second quarter of fiscal 1997. Version 3.0 of the NPE Monitoring and Control System for the plastics industry was released in the second quarter of fiscal 1997.

    Sales of the MCAs increased 73% to $149,000 in the three months ending February 28, 1997, compared to approximately $86,000 in the prior year period. Sales of MCAs decreased 5% to $275,000 in the six months ending February 28, 1997, compared to approximately $285,000 in the prior year period. The increase in the three months ending February 28, 1997 was due to increased tele-marketing efforts.

    GROSS MARGINS. The gross margin increased to 33% of revenues in the three months ending February 28, 1997, compared to 13% of revenues in the prior year period. The gross margin increased to 38% of revenues in the six months ending February 28, 1997, compared to 25% of revenues in the prior year period. The increase in both the three month and six month period ending February 28, 1997 was due to cost reduction programs for the Company's die casting products and a new pricing structure, initiated in the customer service and support center. The Company now separately charges for service and support.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses increased 78% to approximately $313,000 in the three months ended February 28, 1997, compared to approximately $176,000 in the prior year period. Sales and marketing expenses increased 68% to approximately $630,000 in the six months ended February 28, 1997, compared to approximately $376,000 in the prior year period. This increase in both the three months and six months ending February 28, 1997 was due to additions to the sales force during the third and fourth quarters of fiscal 1996 and restructuring of the sales and customer service divisions. Commission expenses for the six months ended February 28, 1997 were lower due to the low sales volume, but were offset by trade show expenses, marketing and travel.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 29% to approximately $103,000 in the three months ended February 28, 1997, compared to approximately $80,000 in the prior year period. Research and development expenses increased 40% to approximately $220,000 in the six months ended February 28, 1997, compared to approximately $157,000 in the prior year period. This increase, in both the three month and six month periods ending February 28, 1997, was due to additions to the technical staff during the second quarter of 1997. The Company capitalized approximately $296,000 in software development costs relating to development of the NPE Host Level Software for the die casting industry and certain portions of version 3.0 of the plastics NPE Monitoring and Control System.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 33% to approximately $217,000 in the three months ended February 28, 1997, compared to approximately $163,000 in the prior year. General and administrative expenses increased 14% to approximately $431,000 in the six months ended February 28, 1997, compared to approximately $316,000 in the prior year. This increase, in both the three month and six month period ending February 28, 1997, was due to an increase in legal and accounting fees relating to the Company's public company obligations, and an increase in amortization expense.

    INTEREST INCOME. Interest income increased to approximately $15,000 in the three months ended February 28, 1997 and approximately $39,000 for the six months ended February 28, 1997, compared to zero in the prior year periods.
This increase, in both the three months and six months ending February 28, 1997, was due to earnings from investments on funds from the initial public offering ("IPO") the Company completed on March 19, 1996.

    INTEREST EXPENSES.   Interest expenses decreased to approximately $2,300 in
the three months ended February 28, 1997, compared to approximately $40,000 in the prior year period. Interest expenses decreased to approximately $4,300 in the six months ended February 28, 1997, compared to approximately $60,000 in the prior year period. This decrease, in both the three months and six months ending February 28, 1997, was due to a reduction in outstanding debt as a result of the payoff of all outstanding loans and obligations from the proceeds of the IPO.

    NET LOSS. The net loss for the three months ended February 28, 1997 was approximately $449,000 or $0.14 per share, compared to a net loss of approximately $394,000 or $0.19 per share for the three months ended February 29, 1996. The net loss for the six months ended February 28, 1997 was approximately $819,000 or $.25 per share, compared to a net loss of approximately $536,000 or $.25 per share for the six months ended February 29, 1996. The increase in the net loss, in both the three months and six months ending February 28, 1997, is due primarily to a reduction in net sales and increased sales and marketing expenses.

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

    Net cash used in operating activities was approximately $1.0 million and $426,000 in the six months ended February 28, 1997 and February 29, 1996, respectively. The cash used was primarily related to operations.

    Net cash used in investing activities was approximately $393,000 and $161,000 in the six months ended February 28, 1997 and February 29, 1996, respectively.

    Net cash used by financing activities was approximately $137,000 in the six months ended February 28, 1997, and net cash provided by financing activities was approximately $751,000 in the six months ended February 29, 1996. The net cash used by financing activities in the six months ended February 28, 1997 was primarily the result of the exercise of a put option for $60,000 by an optionholder of the Company.

    The Company anticipates capital expenditures of approximately $70,000 through the end of fiscal 1997 for use in purchasing engineering test facility equipment, trade show and booth equipment, production equipment and a training and demo presentation facility.

    Cash, cash equivalents and investments at February 28, 1997 were approximately $617,000. Management believes this cash, cash equivalents and investments along with cash generated from operations will be sufficient to fund operations through June 30, 1997. The Company continues to explore financing alternatives to meet its future capital requirements. However, additional financing may not be available when needed or, if available, may not be on terms that are favorable to the Company or its Shareholders.

                             PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         There are no material pending legal, governmental, administrative or other proceedings to which the Company is a party or of which any of its property is the subject.

ITEM 2.  CHANGES IN SECURITIES.

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         An annual meeting of the shareholders of the Company was held on January 21, 1997. The meeting involved the election of directors, and Pierce A. McNally, Robert A. Pitner, Richard W. Koontz, Thomas W. Bugbee and Benton J. Case, Jr. were elected to serve as directors until the next Annual Meeting of Shareholders, or until their respective successors are elected and qualified. The votes cast For and Against, with respect to each nominee, were as follows:

                                            Number of Votes
                                   ---------------------------------
         Director                     For                Against
         --------                  ---------             -------
         Pierce A. McNally         2,677,144              51,847
         Robert A. Pitner          2,691,382              37,609
         Richard W. Koontz         2,694,405              34,586
         Thomas W. Bugbee          2,693,905              35,086
         Benton J. Case, Jr.       2,691,705              37,286

         The shareholders also considered and acted upon proposals (a) to amend the Company's Articles of Incorporation to increase the number of authorized shares of capital stock from 5,000,000 shares to 15,000,000 shares, 12,000,000 shares of common stock, no par value and 3,000,000 shares of preferred stock, undesignated as to series (the "Authorized Shares Proposal") and (b) to ratify the appointment of Ernst & Young, LLP, certified public accountants, as independent auditors for the Company for the year ending August 31, 1997 (the "Auditors Proposal"). The Authorized Shares Proposal was approved, with 1,949,899 votes (or approximately 95.40% of the shares of Common Stock represented at the meeting) cast For the proposal, 79,040 shares cast Against, 14,884 shares Abstaining and 685,168 Broker Non-Votes. The Auditors Proposal also was approved, with 2,706,841 votes (or approximately 99.19% of the shares of Common Stock represented at the meeting) cast For the proposal, 20,900 shares cast Against, 1,250 shares Abstaining and zero Broker Non-Votes.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibit 3.1         Articles of Incorporation, as amended.

         (b)  Exhibit 27.1        Financial Data Schedule

         (c) No reports were filed on Form 8-K during the quarter for which this report was filed.

                                      SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NICOLLET PROCESS ENGINEERING, INC.


Dated:  April 11, 1997            By:  /s/ Robert A. Pitner
                                     ---------------------------------------
                                       Robert A. Pitner
                                       President and Chief Executive Officer


                                  By:  /s/ Lanny I. Kurysh
                                     ---------------------------------------
                                       Lanny I. Kurysh
                                       Chief Financial and Operating Officer
                                       (principal financial officer)

                                    EXHIBIT INDEX


Exhibit No.             Description                            Location
-----------             -----------                            --------

    3.1     Articles of Incorporation, as Amended......    filed electronically
   27.1     Financial Data Schedule....................    filed electronically