Form 10QSB
period 1997-05-31
NICOLLET PROCESS ENGINEERING INC
filed 1997-07-15
CIK 934520

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                     FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                     For the Quarterly Period Ended May 31, 1997


[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                     For the Transition Period From ____ to ____

                           Commission file number  0-27928

                          NICOLLET PROCESS ENGINEERING, INC.
          (Exact name of small business issuer as specified in its charter)

         Minnesota                                     41-1528120
-------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

                   420 North Fifth Street, Ford Centre, Suite 1040
                                Minneapolis, MN  55401
                     -------------------------------------------
                       (Address of principal executive offices)

                                    (612) 339-7958
                           -------------------------------
                             (Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares of common stock, no par value, outstanding as of July 10, 1997 was 3,368,527.

Transitional Small Business Disclosure Format (Check One): Yes [  ]  No [X]

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          NICOLLET PROCESS ENGINEERING, INC.

                                    Balance Sheets
                     May 31, 1997 (Unaudited) and August 31, 1996

                                                        May 31,    August 31,
ASSETS                                                   1997         1996
------                                                ----------- -----------
                                                     (unaudited)     (Note)

Current assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . . $    90,350  $ 1,198,399
  Short term investments . . . . . . . . . . . . . .         --       973,224
  Net receivables. . . . . . . . . . . . . . . . . .     644,724      284,197
  Inventories. . . . . . . . . . . . . . . . . . . .     210,669      332,074
  Prepaid expenses and other assets. . . . . . . . .      61,264       23,655
                                                       ----------  ----------
       Total current assets. . . . . . . . . . . . .   1,007,007    2,811,549
Property and equipment:
  Computer equipment . . . . . . . . . . . . . . . .     444,106      412,274
  Furnishings and equipment. . . . . . . . . . . . .     133,188      121,752
  Leasehold improvements . . . . . . . . . . . . . .      70,211       70,211
                                                       ----------  ----------
                                                         647,435      604,237
  Less:  accumulated depreciation. . . . . . . . . .    (354,125)    (289,619)
                                                       ----------  ----------
                                                         293,310      314,618

Other assets:
  License agreement. . . . . . . . . . . . . . . . .      60,450       94,453
  Software development costs . . . . . . . . . . . .     568,626      305,384
  Other assets . . . . . . . . . . . . . . . . . . .      16,272       53,131
  Capital projects in process. . . . . . . . . . . .     182,150           --
                                                       ----------  ----------
Total assets . . . . . . . . . . . . . . . . . . . . $ 2,127,815  $ 3,579,135
                                                       ----------  ----------
                                                       ----------  ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable -- current portion . . . . . . . . . $    49,655  $    49,655
  Accounts payable . . . . . . . . . . . . . . . . .     348,332      268,332
  Accrued payroll liabilities. . . . . . . . . . . .      50,221       29,292
  Current portion of capitalized lease obligation. .       1,403        5,343
  Accrued liabilities. . . . . . . . . . . . . . . .       5,096      136,778
                                                       ----------  ----------
    Total current liabilities. . . . . . . . . . . .     454,707      489,400

Long term notes. . . . . . . . . . . . . . . . . . .      35,321       73,056
Capitalized lease obligation . . . . . . . . . . . .       7,496        7,802
Deferred rent. . . . . . . . . . . . . . . . . . . .       8,155       12,793
Stockholders' equity (deficit):
  Common stock, no par value:
    Authorized shares -- 5,000,000; issued and
       outstanding shares 3,272,923 at August 31,
       1996 and 3,368,527 at May 31, 1997. . . . . .   7,616,667    7,675,841

  Accumulated deficit. . . . . . . . . . . . . . . .  (5,993,031)  (4,675,257)
                                                       ---------   ----------
                                                       1,623,636    3,000,584
  Less stock subscriptions receivable. . . . . . . .      (1,500)      (4,500)
                                                       ---------   ----------
Total stockholders' equity (deficit) . . . . . . . .   1,622,136    2,996,084
                                                       ---------   ----------
Total liabilities and stockholders' equity . . . . . $ 2,127,815  $ 3,579,135
                                                       ----------  ----------
                                                       ----------  ----------

Note: The balance sheet as of August 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

                   See accompanying notes to financial statements.

                          NICOLLET PROCESS ENGINEERING, INC.
                               Statements of Operations
           For the Three Months and Nine Months Ended May 31, 1997 and 1996
                                     (Unaudited)

                                                 Three Months Ended           Nine Months Ended
                                                 ------------------           -----------------
                                            May 31, 1997   May 31, 1996   May 31, 1997   May 31, 1996
                                            -----------    ------------   ------------   ------------

Net sales. . . . . . . . . . . . . . .        $683,025       $284,239     $1,797,679     $1,757,475
Cost of sales. . . . . . . . . . . . .         396,123        327,141      1,082,752      1,428,497
                                             ----------     ----------   ------------   ------------
  Gross Margin . . . . . . . . . . . .         286,902        (42,902)       714,927        328,978

Operating expenses:
    Selling expenses . . . . . . . . .         299,703        172,644        929,719        548,432
    Research and development
      expenses . . . . . . . . . . . .         207,034        127,157        427,395        284,228
    General and administrative
      expenses . . . . . . . . . . . .         281,651        240,022        712,669        555,825
                                             ----------     ----------   ------------   ------------
       Total operating expenses. . . .         788,388        539,823      2,069,783      1,388,485
                                             ----------     ----------   ------------   ------------

Operating loss . . . . . . . . . . . .        (501,486)      (582,725)    (1,354,856)    (1,059,507)
Other income/expenses
    Interest expense . . . . . . . . .           2,730         43,570          7,011        103,974
    Interest income. . . . . . . . . .          (4,628)       (29,581)       (43,329)       (30,706)
       Total other
         income/expenses   . . . . . .            (759)            --           (759)            --
                                             ----------     ----------   ------------   ------------
                                                (2,657)        13,989        (37,077)        73,268
                                             ----------     ----------   ------------   ------------
Net loss . . . . . . . . . . . . . . .       ($498,829)     ($596,714)   ($1,317,779)   ($1,132,775)
                                             ----------     ----------   ------------   ------------
                                             ----------     ----------   ------------   ------------

Net loss per share . . . . . . . . . .           (0.15)         (0.21)         (0.40)         (0.49)

Weighted average number of
    shares outstanding . . . . . . . .       3,324,879      2,899,283      3,317,008      2,329,980



                   See accompanying notes to financial statements.

                          NICOLLET PROCESS ENGINEERING, INC.
                               Statements of Cash Flows
                   For the Nine Months Ended May 31, 1997 and 1996
                                     (Unaudited)


                                                              Nine Months Ended
                                                              -----------------
                                                         May 31, 1997     May 31, 1996
                                                         ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . . . . . . .   ($1,317,779)     ($1,132,775)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation/amortization. . . . . . . . . . . . .       208,165           45,900
       Accounts receivable . . . . . . . . . . . . . .      (360,527)          78,646
       Inventories . . . . . . . . . . . . . . . . . .       121,407           12,113
       Prepaid expenses. . . . . . . . . . . . . . . .       (37,610)         (20,454)
       Accounts payable. . . . . . . . . . . . . . . .        80,000         (577,907)
       Other current liabilities . . . . . . . . . . .        21,789              --
       Accrued liabilities . . . . . . . . . . . . . .       (82,885)         (92,631)
                                                          -----------       ----------

Net cash used in operating activities. . . . . . . . .    (1,367,440)      (1,687,108)

CASH FLOWS FROM INVESTING ACTIVITIES
Total fixed assets . . . . . . . . . . . . . . . . . .       (43,199)         (26,602)
Other assets . . . . . . . . . . . . . . . . . . . . .      (367,161)        (136,984)
Capital-in-process . . . . . . . . . . . . . . . . . .      (151,027)         (65,842)
                                                          -----------       ----------

Net cash used in investing activities. . . . . . . . .      (561,387)        (229,428)

CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Proceeds from:
  Common stock . . . . . . . . . . . . . . . . . . . .       (59,174)      (5,294,644)
  Stock subscription received. . . . . . . . . . . . .         3,000              --
  Notes payable. . . . . . . . . . . . . . . . . . . .       (87,390)        (505,760)
  Deferred lease obligation. . . . . . . . . . . . . .        (4,638)          (4,798)
  Capitalized lease obligation . . . . . . . . . . . .        (4,245)          (3,630)
                                                          -----------       ----------

Net cash (used in)/from financing activities . . . . .      (152,447)       4,780,456
                                                          -----------       ----------

Net increase (decrease) in cash. . . . . . . . . . . .   ($2,081,273)      $2,863,920
                                                          -----------       ----------
                                                          -----------       ----------

Cash at beginning of period. . . . . . . . . . . . . .    (2,171,623)          (5,274)

Cash at end of period. . . . . . . . . . . . . . . . .        90,350        2,869,194


                   See accompanying notes to financial statements.

                          NICOLLET PROCESS ENGINEERING, INC.

                                     Form 10-QSB

                                    May 31, 1997

                            Notes to Financial Statements

1.  BASIS OF PRESENTATION

    The unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements have been omitted or condensed pursuant to such rules and regulations. The information furnished reflects, in the opinion of the management of the Company, all adjustments (of only a normally recurring nature) necessary to present a fair statement of the results for the interim periods presented. Operating results for the three and nine month periods ended May 31, 1997 are not necessarily indicative of the results that may be expected for the year ended August 31, 1997. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB dated August 31, 1996.

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


OVERVIEW

    Nicollet Process Engineering, Inc.'s ("NPE" or the "Company") mission is to assist customers in turning factory floor information into a cost-saving tool for its customers. NPE is focused on the information technology requirements of manufacturers for better managing production processes and supporting management decision support systems. NPE designs, manufactures, markets and supports high speed data acquisition systems that bring a range of solutions to solve process automation problems, including process visualization, machine and process control and real-time database management products. The Company currently focuses on the die casting and plastics industries with industry specific process monitoring and control systems, client/server software and a machine diagnostic instrument.

    The Company has developed a "turn-key" manufacturing information and process control system for the die casting industry ("Process Vision") which, on a real-time basis, monitors, collects and displays machine performance data, monitors process performance continuously against pre-set values, provides feedback to the machine's controller to bring out-of-tolerance performance back into conformance, and aggregates data for real-time presentation of process reports for use by the machine operator. As part of its product offering to the die casting industry, the Company has also developed client/server software (the "Client/Server Software," which together with Process Vision is referred to as the "Die Casting Products") which provides access to factory floor data stored in file servers and distributes that data, on a real-time basis, to all levels of an organization in either preprogrammed report formats or on a user defined basis.

    The Company has developed a line of products for the plastics injection molding industry that provides process and production monitoring to all levels of an organization. The Company's plastics monitoring product, like Process Vision, is also a "turn-key" manufacturing information system (the "Plastics Monitoring System"). The Plastics Monitoring System, on a real-time basis, monitors, collects and displays machine performance data, monitors process performance continuously against pre-set values and provides the information collected and analyzed to all levels of an organization, on a real-time basis. The Company's production monitoring and reporting system (the "PMRS"), introduced in the third quarter of fiscal 1997, collects production information, such as cycle time and number of parts manufactured, from machines at the factory floor level and provides specific production reports to the machine operator or, at the customer's option, to all levels of the organization. Recently, in conjunction with and at the request of several original equipment manufacturers, the Company has developed a modified version of the Plastics Monitoring System, the "Direct Connect," that offers a direct connection to the controller of the machine, thereby eliminating the need for specialized computer hardware at the machine. The Direct Connect, together with the Plastics Monitoring System and PMRS are collectively referred to as the "Plastics Products."

    The Company's third product line, the Machine Capability Analyzer (the "MCA"), is a portable, troubleshooting instrument that tests the functioning of a manufacturing machine for inconsistencies in operation. This product, while sold to companies in the die casting and plastic injection molding industry, is not industry specific. The Die Casting Products and the Plastics Products are collectively referred to herein as the "NPE System," which together with the MCA is referred to as the "NPE Products."

    Since inception, NPE's strategy has been to develop industry-specific monitoring and control systems to better control the production process and to provide information access to all levels of management throughout an enterprise. In 1985, the Company began developing its first product, a process monitoring and control system for the die casting industry, and ultimately generated its first sale in 1987. In 1988, the Company introduced an early version of its networking and client/server level software product. This product, made for the die casting industry, connected various machines on the factory floor and provided information from those machines to the client/server. After introduction of the Company's hardware and software products into the die casting industry, the Company began exploring expansion into other industries and began development work for products in the plastic injection molding industry. In 1994, the Company introduced a Windows-TM- based version of its product for the plastic injection molding industry. This product provides man machine interfaces and on-machine process capabilities and plant-wide data acquisition and dissemination capabilities. During 1995, the Company introduced Windows-TM- based versions of its products into the die casting industry. In 1995, the Company also developed its client/server software product for the plastic injection molding industry. The first sale of the die casting client/server product occurred in late 1995. In the second quarter of the Company's fiscal year ending August 31, 1997, the Company completed development of the Windows-TM- 3.0 version for the plastics systems and had its first sale of the new system in the third quarter of fiscal 1997. During the third quarter of fiscal 1997, the Company also introduced and sold the first generation of PMRS.

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

RESULTS OF OPERATIONS

                  THREE MONTHS AND NINE MONTHS ENDING MAY 31, 1997
             COMPARED TO THREE MONTHS AND NINE MONTHS ENDING MAY 31, 1996

    NET SALES. Net sales increased 140% to approximately $683,000 in the three months ended May 31, 1997, compared to approximately $284,000 in the three months ended May 31, 1996. Net sales increased 2% to approximately $1.798 million in the nine months ended May 31, 1997, compared to approximately $1.756 million in the nine months ended May 31, 1996. The increase in the net sales for the third quarter of fiscal 1997 was due to increased sales for Process Vision and the MCA. The increase in net sales for the nine month period ending May 31, 1997 was due to increased sales of Process Vision and MCAs, partially offset by lower sales of the Plastics Monitoring System attributable to the delay in launching the new version 3.0 Windows-TM- product.

    GROSS MARGINS. The gross margin increased to 42% of revenues in the three months ending May 31, 1997, compared to 15% of revenues in the prior year period. The gross margin increased to 40% of revenues in the nine months ending May 31, 1997, compared to 19% of revenues in the prior year period. The increase in both the three month and nine month period ending May 31, 1997 was due to cost reduction programs for the Company's Die Casting Products and a new pricing structure, initiated in the customer service and support center. The Company now separately charges for service and support.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses increased 74% to approximately $300,000 in the three months ended May 31, 1997, compared to approximately $173,000 in the prior year period. Sales and marketing expenses increased 70% to approximately $930,000 in the nine months ended May 31, 1997, compared to approximately $548,000 in the prior year period. This increase in both the three months and nine months ending May 31, 1997 was due to additions to the sales force during the third and fourth quarters of fiscal 1996, restructuring of the sales and customer service divisions and increased trade show expenses, advertising and travel associated with the June National Plastics Expo. Commission expenses for the nine months ended May 31, 1997 increased due to the increased sales volume.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 63% to approximately $207,000 in the three months ended May 31, 1997, compared to approximately $127,000 in the prior year period. Research and development expenses increased 50% to approximately $427,000 in the nine months ended May 31, 1997, compared to approximately $284,000 in the prior year period. This increase, in both the three month and nine month periods ending May 31, 1997, was due to additions to the technical staff during the second quarter of 1997. For the nine months ending May 31, 1997, the Company capitalized approximately $405,000 in software development costs relating to development of the Client/Server Software for the die casting industry and certain portions of version 3.0 of the Plastics Monitoring System.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 17% to approximately $282,000 in the three months ended May 31, 1997, compared to approximately $240,000 in the prior year. General and administrative expenses increased 28% to approximately $713,000 in the nine months ended May 31, 1997, compared to approximately $556,000 in the prior year. This increase, in both the three month and nine month period ending May 31, 1997, was due to an increase in legal and accounting fees relating to the Company's public company obligations.

    INTEREST INCOME. Interest income was approximately $4,000 in the three months ended May 31, 1997 and approximately $43,000 for the nine months ended May 31, 1997, compared to $30,000 for the three and nine months ending May 31, 1996. This increase in the nine months ending May 31, 1997, was due to earnings from investments on funds from the initial public offering ("IPO") the Company completed on March 19, 1996. The decrease for the three month period is due to a reduction in investments.

    INTEREST EXPENSE. Interest expense decreased to approximately $3,000 in the three months ended May 31, 1997, compared to approximately $44,000 in the prior year period. Interest expense decreased to approximately $7,000 in the nine months ended May 31, 1997, compared to approximately $104,000 in the prior year period. This decrease, in both the three months and nine months ending May 31, 1997, was due to a reduction in outstanding debt as a result of the payoff of all outstanding loans and obligations from the proceeds of the IPO.

    NET LOSS. The net loss for the three months ended May 31, 1997 was approximately $499,000 or $0.15 per share, compared to a net loss of approximately $597,000 or $0.21 per share for the three months ended May 31, 1996. The net loss for the nine months ended May 31, 1997 was approximately $1.3 million or $0.40 per share, compared to a net loss of approximately $1.1 million or $0.49 per share for the nine months ended May 31, 1996. The decrease in the net loss for the three months ending May 31, 1997, is due primarily to an increase in net sales. The increase in the net loss for the nine months ending May 31, 1997 is due primarily to increased sales and marketing expenses.

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

    In May 1997, the Company entered into two bank lines of credit with Norwest Business Credit, Inc. and Norwest Bank Minnesota, National Association for an aggregate of up to $800,000 in borrowings (the "Credit Facilities"). The Credit Facilities are discretionary and have a term of one year. Credit availability under these facilities are based on accounts receivable of the Company's United States operations and accounts receivable and inventories of the Company's international operations. The Credit Facilities are used primarily to finance working capital. As of June 30, 1997, the Company borrowed approximately $15,000 under the Credit Facilities.

    In the three and nine months ending May 31, 1997, the Company's operating activities used cash of approximately $343,000 and $1.4 million, respectively. Increases in accounts receivable were partially offset by increases in accounts payable and accrued expenses.

    Net cash used in operating activities was approximately $1.4 million and $1.7 million in the nine months ended May 31, 1997 and May 31, 1996, respectively. The cash used was primarily related to operations.

    Net cash used in investing activities was approximately $561,000 and $229,000 in the nine months ended May 31, 1997 and May 31, 1996, respectively.

    Net cash used by financing activities was approximately ($152,000) in the nine months ended May 31, 1997, and net cash provided by financing activities was approximately $4.8 million in the nine months ended May 31, 1996. The net cash used by financing activities in the nine months ended May 31, 1997 was primarily the result of the exercise of a put option for $60,000 by an optionholder of the Company.

    The Company anticipates capital expenditures of approximately $25,000 through fiscal 1997 for use in purchasing trade show and booth equipment.

    The Company believes that sufficient liquidity is available through operations and the Credit Facilities to satisfy its working capital needs at least through August 31, 1997.

                             PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    There are no material pending legal, governmental, administrative or other proceedings to which the Company is a party or of which any of its property is subject.

ITEM 2.  CHANGES IN SECURITIES.

    On March 31, 1997, the Company issued an aggregate of 22,222 shares (the "Shares") of common stock, no par value (the "Common Stock") and options to purchase an aggregate of 100,000 shares (the "Options") of Common Stock to Tiger Financial Group, LLC ("Tiger") for services to be performed under a Consulting Agreement dated March 31, 1997 by and between Tiger and the Company (the "Consulting Agreement"), a copy of which is filed as Exhibit 10.1 to this Form 10-QSB. The Options were issued pursuant to a Purchase Option dated March 31, 1997 issued by the Company in favor of Tiger, a copy of which is filed as
Exhibit 4.1 to this Form 10-QSB (the "Option Agreement"). The Options are initially exercisable as to (i) 25,000 shares at an exercise price of $1.25 per share; (ii) 50,000 shares at an exercise price of $2.00 per share and (iii) 25,000 shares at an exercise price of $2.50 per share. The Options vest in 25,000 increments on each of June 30, 1997, September 30, 1997, December 31, 1997 and March 31, 1997. The Options remain exercisable, to the extent the Consulting Agreement is still in effect, until March 31, 2007. In the event that the Consulting Agreement is terminated for any reason, any Option shares that are not exercisable as of the date of termination of the Consulting Agreement (the "Termination Date") will terminate and be of no further force and effect. Except as otherwise provided in the Option Agreement, the Option shares that are exercisable as of the Termination Date will remain exercisable until March 31, 2007. Both the shares of Common Stock issuable upon exercise of the Options and the Shares have certain demand and piggy back registration rights.

    The Shares and the Options were sold in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Act") for a transaction not involving a public offering, and Regulation D of the Rules and Regulation of the Securities Exchange Commission. With regard to the reliance by the Company upon the exemption from registration provided under Section 4(2) of the Act and Regulation D, certain inquiries were made by the Company and certain representations were obtained from Tiger to establish that such sale was qualified for such exemption from the registration requirements. In particular, the Company confirmed that (i) the offer and sale were made by personal contact from officers or directors of the Company, (ii) Tiger made representations that it was sophisticated in relation to the investment (and the Company has no reason to believe such representation is incorrect), (iii) Tiger gave assurance of investment intent and the certificates for the Shares and the Options bear a legend accordingly, and (iv) the offer and sale was made only to Tiger. No underwriter was involved in the offer and sale of the Shares or the Options.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

ITEM 5.  OTHER INFORMATION.

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits.

              EXHIBIT
              NUMBER                   DESCRIPTION
              ------                   -----------

               4.1 Purchase Option for the purchase of 100,000 shares of Common Stock of the Company dated as of March 31, 1997, issued to Tiger Financial Group, LLC

               10.1 Consulting Agreement dated as of March 31, 1997 by and between Tiger Financial Group, LLC and the Company

               10.2 Credit and Security Agreement dated as of May 28, 1997 by and between Norwest Business Credit, Inc. and the Company

               10.3 Credit and Security Agreement dated as of May 28, 1997 by and between Norwest Bank Minnesota, National Association and the Company

               27.1     Financial Data Schedule

    (b)  Reports on Form 8-K.

         No reports were filed on Form 8-K during the quarter ending May 31, 1997.

                                      SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NICOLLET PROCESS ENGINEERING, INC.


Dated:  July 14, 1997      By:  /s/ Robert A. Pitner
                                ----------------------------------------
                                    Robert A. Pitner
                                    President, Chief Executive Officer and Chief
                                    Financial Officer (principal executive
                                    officer and principal financial officer)


                           By:  /s/ John Sandberg
                                -------------------------------------------
                                    John Sandberg
                                    Controller (principal accounting officer)

                                    EXHIBIT INDEX



EXHIBIT
NUMBER                  DESCRIPTION                             LOCATION

  4.1    Purchase Option for the purchase of 100,000
         dated shares of Common Stock of the Company
         as of March 31, 1997, issued to Tiger Financial
         Group, LLC. . . . . . . . . . . . . . . . . . .  Filed electronically

  10.1   Consulting Agreement dated as of March 31, 1997
         by and between Tiger Financial Group, LLC and
         the Company. . . . . . . . . . . . . . . . . .   Filed electronically

  10.2   Credit and Security Agreement dated as of May
         28, 1997 by and between Norwest Business
         Credit, Inc. and the Company. . . . . . . . . .  Filed electronically

  10.3   Credit and Security Agreement dated as of May
         28, 1997 by and between Norwest Bank Minnesota,
         National Association and the Company. . . . . .  Filed electronically

  27.1   Financial Data Schedule. . . . . . . . . . . .   Filed electronically