Form 10KSB
period 1997-08-31
NICOLLET PROCESS ENGINEERING INC
filed 1997-12-01
CIK 934520

------------------------------------------------------------------------------
------------------------------------------------------------------------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended August 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                    to                      .
                                 ------------------    ---------------------

                         COMMISSION FILE NO.:  0-27928

                             --------------------

                      NICOLLET PROCESS ENGINEERING, INC.
                (Name of small business issuer in its charter)

                 MINNESOTA                             41-1528120
        (State or other jurisdiction of              (IRS Employer
        incorporation or organization)            Identification No.)

420 NORTH FIFTH STREET, FORD CENTRE, SUITE 1040,
             MINNEAPOLIS, MINNESOTA                         55401
    (Address of principal executive offices)              (Zip Code)

                  Issuer's telephone number:  (612) 339-7958

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year. $2,285,215

     As of November 20, 1997, 4,635,195 shares of Common Stock of the Registrant were deemed outstanding, and the aggregate market value of the Common Stock of the Registrant (based upon the average of the closing bid and asked prices of the Common Stock at that date as reported by the Nasdaq SmallCap Market), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $5,619,625.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held February 5, 1998 (the "1998 Proxy Statement").

    Transitional Small Business Disclosure Format (check one):  YES [ ] NO [X]
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS.

        (a)  BUSINESS DEVELOPMENT

     Nicollet Process Engineering, Inc.'s ("NPE" or the "Company") mission is to assist customers in turning factory floor information into revenues and profits for its customers. NPE is focused on the information technology requirements of manufacturers for better managing production processes and supporting management decision support systems. NPE designs, manufactures, markets and supports high speed data acquisition systems that bring a range of solutions to solve process automation problems, including process visualization, machine and process control and real-time database management products. The Company currently focuses on the die casting and plastics injection molding industries with industry specific process monitoring and control systems, client/server software and machine diagnostic instruments.

     The Company has developed a die casting industry-specific, "turn-key" manufacturing information and process control system ("Process Vision") which, on a real-time basis, monitors, collects and displays machine performance data, monitors process performance continuously against pre-set values, provides feedback to the machine's controller to bring out-of-tolerance performance back into conformance, and aggregates data for real-time presentation of process reports for use by the machine operator. As part of its product offering to the die casting industry, the Company has also developed client/server software (the "Client/Server Software" which together with Process Vision are referred to as the "Die Casting Products"), which provides access to factory floor data stored in file servers and distributes that data, on a real-time basis, to all levels of an organization in either preprogrammed report formats or on a user defined basis.

     The Company has developed a line of products in the plastics injection molding industry that provides process and production monitoring to all levels of an organization. The Company's plastics monitoring product is also a "turn-key" manufacturing information system (the "Plastics Monitoring System") which, on a real-time basis, monitors, collects and displays machine performance data, monitors process performance continuously against pre-set values and provides the information collected and analyzed to all levels of an organization. In February 1997, the Company introduced a second product to the plastics industry--the PMRS. The Company's production monitoring and reporting system (the "PMRS") collects production information, such as cycle time and number of parts manufactured, from machines at the factory floor level and provides specific production reports to the machine operator or, at the customer's option, to all levels of the organization. During the first quarter of fiscal 1997, in conjunction with and at the request of several original equipment manufacturers ("OEMs"), the Company developed a modified version of the Plastics Monitoring System that offers a direct connection to the plastic injection molding machine for process monitoring (the "Direct Connect" which together with the Plastics Monitoring System and PMRS are referred to as the "Plastics Products"), thereby eliminating the need for specialized computer hardware to run process monitoring.

     The Company's third product line, the Machine Capability Analyzer (the "MCA"), is a portable, troubleshooting instrument that tests the functioning of a manufacturing machine for inconsistencies in operation. During the fourth quarter of fiscal 1997, the Company, under an agreement with GE Plastics, an operating division of General Electric Corporation, began development of a new module for the MCA. This new module is being custom designed for GE Plastics to test specific parameters of GE Plastic's proprietary resins. The Company believes that GE Plastics will apply this GE-specific product throughout its polymer manufacturing plants.

     During the last fiscal year, the Company has focused substantially all of the Company's research and development efforts in modularizing the Company's Plastics Monitoring System. The Company's Plastics Products are now engineered to allow customers to mix and match modules according to a customer's specific needs, thereby permitting easy migration from simpler starter systems, such as PMRS, to more sophisticated process monitoring and client/server level information gathering systems.

     The Company was incorporated in Minnesota on February 22, 1985. The Company's principal executive offices are located at 420 North Fifth Street, Ford Centre, Suite 1040, Minneapolis, MN 55401, and its telephone number is
(612) 339-7958.

        (b)  BUSINESS OF ISSUER

PRODUCTS

     The Company's technology is designed to improve discrete manufacturing processes at the machine and plant floor level and to enhance management decision making enterprise-wide with real-time manufacturing analysis and reporting. The Company has three product lines: a machine-level monitoring and control system for the die casting industry with add-on capabilities for client/server level information dissemination, a production and process monitoring and reporting system for the plastic injection molding industry with add-on capabilities for client/server level information reports and a portable, machine diagnostic instrument called the Machine Capability Analyzer.

     DIE CASTING PRODUCTS. NPE offers two major products for use in the die casting industry: a "turn-key" manufacturing information and process control system ("Process Vision") and client/server or workstation software (the "Client/Server Software").

     PROCESS VISION. NPE's Process Vision is a Windows-TM- developed, PC based system consisting of standard personal computer hardware, NPE's proprietary monitoring software (the "Process Monitoring Software") and various sensors and programmable logic controller ("PLC") interface hardware for data acquisition connection to die casting machines. The sensors measure critical elements of the die casting production process, E.G. temperature, various pressures and velocities. This information, together with data provided by the PLC, is acquired by the system during each cycle, through interface hardware, for data analysis, presentation and alarming. Process Vision is used exclusively in the die casting industry.

     Using the data collected from the sensors and the PLC, the Process Monitoring Software computes numerous die casting parameters that describe and profile the performance of each manufacturing production cycle, or "shot," and instantaneously detects structurally inferior parts. Upon detection of an out-of-tolerance part, the Process Monitoring Software sets off alarms to inform factory personnel of the out-of-tolerance event, directs the PLC to divert the part as defective and provides information to the PLC for automatic adjustment of the machine's performance. This PLC interface capability is designed to integrate with and communicate to many different types of PLCs.

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

     In addition to Process Vision's ability to collect and analyze data and correct irregularities in the production process, the Process Monitoring Software provides, in addition to other reports, the following reports for use by management and factory floor personnel:

     -    Production and process reports;
     -    SPC reports;
     -    Efficiency and productivity reports;
     -    Shift and run reports;
     -    Cycle time reports;
     -    Machine maintenance reports; and
     -    Downtime and scrap reports.

     CLIENT/SERVER SOFTWARE. NPE also offers the Client/Server Software, which is designed for use on various major hardware platforms and operating systems and is compatible with many relational database management systems ("RDBMS"), such as Sybase and Oracle. The Client/Server Software receives data that has been collected at the machine level on the factory floor through Process Vision. That data, through a high speed network, is stored on the client/server and updated on a real-time basis, providing desk top computer information access to plant supervisors, quality control and financial personnel, and other supervisory or management personnel.

     The process and production information is stored in a networked database server allowing data to be accessed and queried by users. This information can be accessed and arrayed by the user to create custom reports and can even be exported to other software applications, such as Excel or Lotus. The Client/Server Software also provides a set of standard, die-casting reports that support decision making used by manufacturers. Specifically, the Client/Server Software provides the following reports that can be accessed by desk top computers:

     -    Machine maintenance reports;
     - Gauging statistical quality and process control ("SQC" and "SPC") reports;
     -    Machine efficiency and productivity reports;
     -    Scrap and downtime reports;
     -    Material usage reports;
     -    Operator efficiency reports; and
     -    Machine, run and shift profit and loss reports.

     PLASTIC INJECTION MOLDING PRODUCTS. NPE offers three major products for use in the plastic injection molding industry: a process monitoring system (the "Plastics Monitoring System"), a production monitoring and reporting system with add-on capabilities for client/server level information reporting ("PMRS") and the direct connect (the "Direct Connect").

     PLASTICS MONITORING SYSTEM. Like Process Vision for the die casting industry, the Plastics Monitoring System is a Windows-TM- developed, PC based system consisting of standard personal computer hardware, monitoring and client/server level software ("R3V1") and various sensors for data acquisition from plastic injection molding machines. Like Process Vision, the sensors measure critical elements of the plastic injection molding production process, E.G. temperature, various pressures and velocities.

     Using the data collected from the sensors, R3V1 computes numerous plastic injection molding parameters that describe and profile the performance of each manufacturing shot, and instantaneously detects structurally inferior parts. Upon detection of an out-of-tolerance part, R3V1 sets off alarms to inform factory personnel of the out-of-tolerance event. Information relating to each production cycle, or shot, is used for real-time parameter calculations. Information is then displayed and run through SPC and the results are immediately charted and aggregated for real-time generation of data. All information is stored at the machine level for traceability and verification and, at the customers option, at the client/server level. As part of the core engine of R3V1, NPE offers a client/server product similar to the Client/Server Software for the die casting industry that provides information collected at the machine level to personnel throughout the enterprise. NPE offers core client/server information capabilities with R3V1 and also offers, as an add-on, additional reporting features if requested, which include SPC, scheduling, maintenance and profiling. R3V1 generally provides the same reports as the Process Vision product and also offers real-time finite machine, tool and material scheduling.

     THE PMRS. In February 1997, the Company introduced a new production monitoring system for the plastic injection molding industry, the PMRS. PMRS is a Windows-TM- developed, PC based system consisting of standard personal computer hardware, NPE's proprietary production software (the "Production Software") and one sensor for data acquisition from plastic injection molding machines. The sensor measures critical elements of the production cycle of a machine, E.G. the number of seconds elapsed per cycle of production on the machine, the number of parts the machine has produced over a defined period of time, and the number of cycles the machine has reciprocated over a defined period of time. The information acquired by the system during each cycle is used for production status calculations and real-time report generations. PMRS provides, in addition to other reports, the following reports for use by management and factory floor personnel:

     -    Production reports;
     -    Shift and run reports;
     -    Cycle time reports; and
     -    Down time reports.

     PMRS is designed to be a starter system for customers in the plastic injection molding industry, permitting easy migration for a customer to full process monitoring or client/server level formation processing.

     DIRECT CONNECT. During the first quarter of fiscal 1997, in conjunction with and at the request of several OEMs, the Company developed the Direct Connect, a modified version of the Plastics Monitoring System that offers a direct connection to the plastic injection molding machine through the machine's controller to access data in a special protocol format for process monitoring. The Direct Connect consists of a cable that is wired directly into selected OEM machines and the customer's PC containing the Company's R3V1. The cable collects information directly from the machine's controller in Society of Plastics Industry, Inc. ("SPI") protocol and provides that information, through a modified version of the R3V1 software, to the customer's reporting and monitoring system. The Direct Connect gathers information when provided by the machine, typically every 10 or 15 seconds rather than on a real-time basis. Other than purchasing the cable and the R3V1, the Direct Connect does not require additional expenditures for hardware, such as a separate PC. The Company intends to sell the Direct Connect both directly to customers who purchase new generation plastic injection molding machines and through private label arrangements with these OEMs.

     THE MCA. The MCA is a portable, Windows-TM- based diagnostic instrument that detects and displays machine inconsistencies and variances while verifying machine performance. Unlike Process Vision and the Plastics Monitoring System, the MCA monitors machine performance parameters and is not limited to the die casting and plastic injection molding industries. The MCA incorporates the functions of an oscilloscope, chart recorder, logic analyzer and voltmeter into one seamless, easy to use instrument. It has 16 analog channels and 16 digital channels along with a scan rate that permits very precise, high resolution presentation of a machine's performance characteristics.

     Machine diagnostics have traditionally been performed using trial and error techniques. When a machine malfunctions, an operator generally knows that it has malfunctioned but often does not know the cause of the problem. An operator begins a trial and error process to determine the cause of the malfunction by utilizing separate instruments (such as an oscilloscope, chart recorder, logic analyzer and voltmeter) one at a time to determine the cause of the malfunction. The MCA, in contrast, combines all of these functions into one instrument thereby eliminating this trial and error methodology and decreasing the time required to diagnose the problem.

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

     During the fourth quarter of fiscal 1997, the Company, under an agreement with GE Plastics, an operating division of General Electric Corporation, began development of a new module for the MCA. This new module is being custom designed for GE Plastics to test specific parameters of GE Plastic's proprietary resins. The Company believes that GE Plastics will apply this GE-specific product throughout its polymer manufacturing plants.

MARKETING STRATEGY

     HDRP APPROACH. In June 1997, the Company developed a new marketing strategy for its plastics market to seed its technology in a broader base of the plastics market and vertically and horizontally integrate the Company's products throughout an organization. Under the High Density Revenue Propagation ("HDRP") approach, the Company first identifies potential customers whose needs are significant in terms of both overall revenue potential and duration of the relationship. After identifying customers offering the potential for high revenue over a period of multiple years, the Company then approaches each customer with a proposal designed to place a "starter" PMRS system in their factory to meet their most immediate, basic needs of production monitoring. After meeting the initial expectations of the customer, the Company's strategy is to vertically and horizontally integrate its full range of products throughout a customer's organization. This integration may include upgrading from PMRS to full process monitoring, increasing the number of machines being monitored, installing client/server level reporting for a factory or implementing the entire NPE solution to an organization across multiple plants throughout the world. To implement the HDRP approach, the Company has engaged a marketing agency that has developed a plan to assist the Company in increasing recognition of the NPE name, establishing a distinctive positioning and a brand image and generating leads within the plastics industry for seeding its technology.

     SALES CYCLE. The Company's products, because of the cost of the systems and their functions, have a typical sales cycle of eight to twelve months. The customer's acquisition decisions often occur at senior management levels in the information systems, plant management and quality control areas. Since most customers purchase process monitoring and control systems in several phases, such as first purchasing PMRS and then, several months or years later, purchasing the Plastics Monitoring System, a high level of customer support is critical to the successful marketing and sales of the Company's products and to future revenue generation for the Company.

     The sales cycle for the MCA product can be as short as two to four weeks. The MCA is a smaller capital expenditure for the Company's customers and, in addition, does not control the manufacturing process. Accordingly, decisions are typically made by lower level management.

     SALES METHODOLOGY FOR THE DIE CASTING AND PLASTICS PRODUCTS. The Company sells its products using a direct sales force and through a network of industry specific manufacturers' representatives. For die casting sales, the Company has two direct sales representatives and two domestic manufacturing representatives. For plastic injection molding sales, the Company has five direct sales representatives and seven domestic manufacturing representatives. The Company also has one distributor organization in the United Kingdom serving both the die casting and plastics industries.

     The Company has entered into sales agreements with all of its domestic manufacturers' representatives for both die casting and plastic injection molding sales. These agreements generally impose limited geographic exclusivity and confidentiality restrictions. Each manufacturers' representative is paid a commission based on the net selling price. These arrangements are typically terminable at any time by either party, upon thirty days written notice. The Company's distributor in the United Kingdom, formerly known as Six Sigma, Ltd., has changed its name to Nicollet Process Engineering, Ltd. ("NPE, Ltd."). NPE, Ltd. employs three full-time direct sales personnel devoted exclusively to developing markets for and selling the Company's products in the United Kingdom and Ireland.

     The Company also routinely retains other professionals to assist with sales and marketing efforts, including telemarketers.

     SALES METHODOLOGY FOR THE MCA. The Company currently sells its MCA through telemarketing programs and advertising in trade journals. The Company has introduced the MCA at various quality control trade shows, including the show sponsored by the SPI. The Company intends to increase its consulting staff primarily to assist in diagnosing machine performance problems and rendering solutions to the Company's customers, either with the existing MCA or through the development of new products.

     CUSTOMERS. Sales to one customer of the Company represented 11% of total sales in 1997. In addition, sales to two customers represented 22% and 12% of total sales in 1996, respectively.

RESEARCH AND DEVELOPMENT

     The Company's research and development staff is dedicated to the research, design and development of the technology used in the Company's products. The Company's research and development expenses for the fiscal years ended
August 31, 1996 and 1997 were approximately $541,000 and $788,000, respectively.

     From April 1996 through May 1997, the Company significantly increased its personnel and expenditures devoted to research and development efforts. The Company took these measures, primarily, to respond to its plastic injection molding customers' demand for more flexibility and modularity. As a result of these efforts, the Company has redesigned its technology platform for the plastics industry. The Company's technology platform now consists of a core engine, which performs high speed data acquisition, surrounded by customer specific modules, which vary in number and characteristics so that a customer can "mix and match" options to meet a particular need.

     The Company's research and development efforts during the last fiscal year have culminated with the formal introduction of R3V1, the 3.0 version of the Company's Plastics Monitoring System, which has been installed and is currently operating at several customer sites. Having achieved the formal introduction of R3V1, the Company reduced, during the fourth quarter of fiscal 1997, its personnel and expenditures devoted to research and development efforts. The Company anticipates, however, that it will continue to spend funds on research and development activities for the foreseeable future.

     The Company does not anticipate developing a new generation product for approximately two fiscal years. Instead, the Company's future research and development efforts will focus on improving and adding to the Company's module products, refining and improving the Company's core engine products, improving the options for and ease with which customers can upgrade or migrate to other Company-provided technology, enhancing the degree to which the Company's products can be integrated with the software systems of third-party providers and modifying current products for additional industry applications.

COMPETITION

     GENERAL. The Company provides industry-specific software/hardware "turn key" systems that compete directly with several companies in the die casting and plastic injection molding industries that also offer similar solutions.
The Company knows of at least three other privately held organizations providing process monitoring and control systems in the die casting industry. The Company believes that these competitors do not offer an open architecture product, but rather rely on proprietary software systems that typically are not compatible with other software operating systems. The Company's products utilize open architecture software, which usually can be easily ported to a wide variety of software systems and hardware platforms. The Company also believes that although these competitors' products have Windows-TM-capabilities; to the Company's knowledge, these competitors' products apply the Windows-TM- operating system only at the client/server level and not at the machine level.

     The Company believes it has several direct competitors in the market for plastic injection molding monitoring and process control. The Company believes all of these competitors' products generally run on closed or proprietary systems often requiring specific hardware and although they generally have Windows-TM- capabilities, to the Company's knowledge, these competitors' product apply the Windows-TM- operating system only at the client/server level and not at the machine level.

     The Company also has several indirect competitors, including large business software companies which offer lower cost, generic application development tools, requiring additional software programming by the customer. Unlike the Company's products, the Company believes these competing products are not "turn key" and typically are not industry specific. Nonetheless, these companies may sell their programming software as an alternative to the Company's products into the die casting and plastic injection molding industries.

     Generally, the methods of competition in this industry include the quality and level of technology of the product offered, the level of product service and support, and price. The Company believes that its current and planned levels of product support compare favorably with its competitors. Although the price of the Company's products is generally higher than the price of competitors' products, the Company is able to justify higher prices based on the value provided to customers by the high level of technology offered by the Company's products that may not be offered by competitors' products. Because of these features, the Company does not believe that higher prices for its products will have a negative impact on its results of operations and financial condition.

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

     THE MCA. The MCA was developed specifically for the plastic injection molding industry, but has applications in various industries. The MCA competes with a wide variety of instruments from many competitors. Competing companies offer products that perform separate diagnostic functions such as an oscilloscope, a logic analyzer, chart recorder and voltmeter. Management is not aware of any instrument, other than the MCA, which combines all of these features in one instrument.

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

     The Company's success will also depend, in part, on its ability to obtain patent protection for its products and to operate without infringing the proprietary rights of third parties. No assurances can be given that the Company will obtain any issued patents, that the scope of any patent protection will exclude competitors or that any of the Company's rights under such patents will be held valid if subsequently challenged. The validity and breadth of claims covered in software technology involve complex legal and factual questions and therefore may be highly uncertain. Third parties may receive patents which contain claims encompassing products, or product functions, developed by the Company.

     The Company has a non-exclusive worldwide license to make, use and sell process monitoring software covered by two patents owned by John R. Mickowski (the "Licensed Patents"). In consideration of such license, the Company pays Mickowski royalty payments of $1,800 per unit of process monitoring equipment sold by the Company to or on behalf of an original equipment manufacturer ("OEM"). Sales to end users are royalty free. If the Licensed Patents are held invalid in the future, no further royalties will be due after the date that the judgment of invalidity becomes final and nonappealable. The license expires upon expiration of both Licensed Patents, the years 2002 and 2009. The Company has limited sublicensing rights to the Licensed Patents.

     The Company acquired the core technology for Process Vision from a third party in August 1995. The total purchase price for the acquisition of this software was $300,000, payable in varying monthly installments through May 1999. As of October 31, 1997, the outstanding balance due on this obligation was approximately $65,000. This obligation is secured by the acquired software.

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

EMPLOYEES

     As of August 31, 1997, the Company had no part-time employees and 26 full-time employees, including five in manufacturing, five in research and development, five in sales and marketing, four in customer service and seven in general administration and customer service. As of August 31, 1997, the Company had four contract individuals, including two in research and development, one in sales and marketing and one in general administration and customer service. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be satisfactory.

ITEM 2.   DESCRIPTION OF PROPERTY.

     The Company's facilities are located at 420 North Fifth Street, Ford Centre, Suite 1040, Minneapolis, Minnesota, and consists of approximately 11,705 square feet, 10,505 square feet of manufacturing and administration space and 1,200 square feet of storage space. The Company leases these facilities pursuant to a lease which expires on December 31, 1999. The Company has the option to extend the term of the lease for an additional five-year term. Monthly rent is currently approximately $9,850 plus the Company's pro rate share of operating expenses and real estate taxes. These facilities are in satisfactory condition and the Company expects that these facilities will be sufficient for its operations through fiscal 1998. The Company believes that additional or alternative space is readily available at acceptable rates.

ITEM 3.   LEGAL PROCEEDINGS.

     There are no material pending legal, governmental, administrative or other proceedings to which the Company is a party or of which any of its property is the subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter ending August 31, 1997.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY.

     The executive officers of the Company, their ages and the offices held, as of November 20, 1997, are as follows:

              NAME            AGE                   POSITION
       ------------------     ---      ---------------------------------------
       Robert A. Pitner       54       President, Chief  Executive Officer and
                                       Chief Financial Officer

       Richard W. Koontz      48       Chief Technology Officer


     ROBERT A. PITNER has served as President, Chief Executive Officer and director of the Company since April 1991 and as Chief Financial Officer since May 1997. From April 1991 to May 1995, Mr. Pitner also served as the Company's Chief Financial Officer. From June 1989 to April 1991, Mr. Pitner was a Vice President at Wiken Advertising and Promotion, a consulting firm specializing in "high tech" industries. From 1988 to 1989, he was President and Chief Operating Officer of Springboard Software, Inc., a software company. Prior to 1988, Mr. Pitner spent twenty years in the banking industry in various executive positions, most recently as a senior executive at First Bank System.

     RICHARD W. KOONTZ has served as the Company's Chief Technology Officer since August 31, 1996 and has been a director of the Company since January 1996. Since May 1994, Mr. Koontz has also been the President of Object Technologies Group, Inc., a software engineering services company. From October 1993 through April 1994, he served as the General Manager of Poliac Research Corporation. Mr. Koontz was also a real estate developer and investor from 1989 through 1993. Prior to his employment with Poliac Research Corporation, Mr. Koontz served as President of Reldom Nevada, Inc., a computer software company of on-line casino management and player tracking systems and President of W.R. Casey, Inc., a computer software company for the health insurance industry. Mr. Koontz has also served as a Controller and Vice President of Reldom Corporation, a light manufacturing company.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock has been traded on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") SmallCap Market under the symbol "NPET" since March 19, 1996, the date of the Company's initial public offering. Prior to March 19, 1996, the Company's Common Stock was not publicly traded. The following table sets forth the quarterly high and low bid prices for the Company's Common Stock for the periods represented. These prices do not include adjustments for retail mark-ups, mark-downs or commissions.



   PERIOD                                                             HIGH         LOW
   ------                                                             ----         ----
   1997

     First Quarter (September 1, 1996 through November 30, 1996)....    3          1-3/8
     Second Quarter (December 1, 1996 through February 28, 1997)....  2-3/4        1-11/64
     Third Quarter (March 1, 1997 through May 31, 1997).............  1-7/16       3/4
     Fourth Quarter (June 1, 1997 through August 31, 1997)..........  1-7/16       9/16

   1996

     Third Quarter (March 19, 1996 through May 31, 1996)............  5-1/4        4-1/2
     Fourth Quarter (June 1, 1996 through August 31, 1996)..........  4-3/4        2-5/8


     As of August 31, 1997, the Company's Common Stock was held of record by approximately 620 persons. No cash dividends were declared or paid by the Company during the fiscal years ending August 31, 1996 or 1997.

     The following details all securities sold by the Company during the fourth quarter of the fiscal year ended August 31, 1997, which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

     1. On July 31, 1997, the Company issued a warrant to purchase 16,820 shares of Common Stock to Dillon Advertising in exchange for advertising services rendered to the Company. The warrant has an exercise price of $0.75 per share and is exercisable until July 31, 2000.

     2. On August 31, 1997, the Company issued a warrant to purchase 17,274 shares of Common Stock to Dillon Advertising in exchange for advertising services rendered to the Company. The warrant has an exercise price of $0.765625 per share and is exercisable until August 31, 2000.

     All of the above sales were made in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. In all such transactions, the recipients of securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions. All recipients had adequate access, through their relationships with the Company, to information about the Company.

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

RESULTS OF OPERATIONS

     NET SALES. Net sales increased 8% to approximately $2.3 million in the year ended August 31, 1997 compared to approximately $2.1 million in the year ended August 31, 1996. Die casting sales increased 13% to approximately $1.2 million for the year ended August 31, 1997 compared to approximately $1.1 million for the prior year period. Plastics sales decreased 63% to approximately $210,000 for the year ended August 31, 1997 compared to approximately $582,000 for the prior year period. The MCA product sales increased 38% to $475,000 compared to approximately $346,000 for the prior year period. The increase in sales relating to the die cast product is primarily the result of steady growth and acceptance of the Process Vision product. The decrease in the plastics sales is primarily due to a technical delay in the release of the new R3V1 product. The increase in sales relating to the MCA product is primarily the result of increased marketing efforts during fiscal 1997.

     GROSS MARGINS. The gross margin was 28.5% of revenues in the year ending August 31, 1997 compared to approximately 16.1% of revenues for prior year. Gross profit for year ending August 31, 1997 increased 91% to approximately $650,000 compared to approximately $340,000 for the prior year. The increase in gross margins, as percent of sales, and in absolute dollar values, is largely due to reduced costs of the standard product and improved technical support and installation methods, partially offset by increased warranty costs in connection with plastics sales.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses increased 77% to approximately $1.4 million for the year ending August 31, 1997 from approximately $792,000 for the prior year. The increase for the year ending August 31, 1997 is the result of additions to the sales force during the third and fourth quarters of fiscal 1996 and increased trade show expenses, advertising and travel associated with the June National Plastics Expo. Commission expense increased approximately $30,000 due to increased sales volume. The Company expects that sales and marketing expenses will increase significantly over the next year as the Company increases its selling efforts associated with its die casting and plastics products.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the year ending August 31, 1997 were approximately $788,000, or 34.5% of revenues, compared to approximately $541,000, or 25.6% of revenues for the prior year. This increase in research and development expenses due to additions to the technical staff during the second quarter of fiscal 1997 and development activities associated with the completion of the R3V1 and the PMRS products.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 9% to approximately $985,000 in the year ending August 31, 1997 compared to approximately $900,000 for the prior period. The increase in general and administrative expense is due to public and investment relations expenses and legal and accounting fees relating to the Company's public company obligations.

     INTEREST INCOME. Interest income decreased to approximately $43,000 in the year ending August 31, 1997 compared to approximately $64,000 for the prior year period. This decrease was due to a decrease in investments in short term securities.

     INTEREST EXPENSE. Interest expense decreased to approximately $24,000 for the year ending August 31, 1997 compared to approximately $128,000 for the prior year period. This decrease was due to a reduction in outstanding debt as a result of the payoff of all outstanding loans and obligations from the proceeds of the initial public offering.

     NET LOSS. The net loss was approximately $2.5 million or $0.75 per share for the year ending August 31, 1997 compared to a loss of approximately $2.0 million and $0.76 per share for the prior year period. This increased loss is primarily due to increased sales and marketing expenses and research and development costs.

LIQUIDITY AND CAPITAL RESOURCES

     In March 1996, the Company completed an initial public offering of 1,000,000 shares of common stock. In May 1996, the underwriter exercised its overallotment option to purchase an additional 171,215 shares of common stock. The net proceeds to the Company from the initial public offering was approximately $4.3 million. The Company's Common Stock is quoted on the Nasdaq SmallCap Market under the symbol "NPET."

     In May 1997, the Company entered into two lines of credit with Norwest Business Credit, Inc. and Norwest Bank Minnesota, National Association (collectively, "Norwest") for an aggregate of up to $800,000 in borrowings (the "Credit Facilities"). The Credit Facilities are discretionary and have a term of one year. Credit availability under these facilities are based on accounts receivable of the Company's United States operations and accounts receivable and inventories of the Company's international operations. The Credit Facilities are used primarily to finance working capital. As of August 31, 1997, the Company borrowed approximately $487,000 under the Credit Facilities. In November 1997, the Company and Norwest amended the Credit Facilities to reset certain financial covenants.

     On November 7, 1997, the Company completed a private placement of an aggregate of 1,266,667 shares of Common Stock. The gross proceeds to the Company from the private placement were approximately $760,000.

     Net cash used in operating activities was approximately $2.2 million and $2.3 million for the years ending August 31, 1997 and 1996, respectively.
The cash was used primarily to fund the Company's operating losses. The Company provided cash of approximately $648,000 and used cash of approximately $1.3 million relating to investing activities for the years ending August 31, 1997 and 1996, respectively. Net cash provided by financing activities for the years ending August 31, 1997 and 1996 was approximately $375,000 and $4.8 million, respectively. The net cash provided by financing activities for the year ending August 31, 1997 was primarily the result of the Company utilizing its Credit Facilities.

     The Company anticipates capital expenditures of approximately $75,000 through fiscal 1998 related to additional testing equipment for research & development facilities.

     With the proceeds of the private placement in November 1997, the Company believes that sufficient liquidity is available to satisfy its working capital needs at least through August 1998.

                         IMPORTANT FACTORS TO CONSIDER

     The following factors are important and should be considered carefully in connection with any evaluation of the Company's business, financial condition, results of operations and prospects.

HISTORY OF LOSSES; UNCERTAINTY OF FUTURE RESULTS

     To date, the Company has incurred continuing operating losses. As of August 31, 1997, the Company's accumulated deficit was approximately $7.2 million. Net losses for the year ended August 31, 1997 were approximately $2.5 million. Historically, the Company has financed its operations through public and private placements of Common Stock and short-term borrowings. The Company is dependent on increasing its revenue base to achieve profitability. Expenses will continue to increase as the Company begins to increase its sales and marketing activities. While the Company expects to achieve profitability in the near future, there can be no assurance that the Company will ever generate substantial revenues or achieve profitability. The Company's results of operations will depend upon numerous factors, including market acceptance of the Company's products, the timing of customer orders, the level of pricing and product competition and the Company's ability to manufacture and market its products efficiently and competitively.

NEED FOR ADDITIONAL CAPITAL

     The Company plans to continue to expand its sales and marketing activities. Although the Company believes that the proceeds from the private placements in November 1997, cash on hand and future revenues will be sufficient to meet the Company's operating and capital requirements through August 1998, there can be no assurance that the Company will not require additional financing earlier. Any additional required financing may not be available on terms satisfactory to the Company, if at all.

EFFECTS OF DELISTING FROM NASDAQ SMALLCAP MARKET

     On July 21, 1997, the Company received a letter from the Nasdaq Stock Market, Inc. regarding the Company's noncompliance with the qualification standards for continued listing of the Common Stock on the Nasdaq SmallCap Market. Continued inclusion on the Nasdaq SmallCap Market requires the Company to have at least two active market makers in the Common Stock, total net tangible assets of $2.0 million, a minimum bid price for the Common Stock of $1.00 per share, 300 holders of its Common Stock and 500,000 shares of its Common Stock held by non-affiliates, having a market value of $1,000,000 or more. The Company responded to the July 21, 1997 letter from the Nasdaq Stock Market, Inc. and submitted a proposal for achieving compliance with the qualification standards. As of November 20, 1997, the Company is in compliance with the minimum bid price standard but is not in compliance with the total net tangible assets qualification standard. There can be no assurance that the Company will be able to achieve the total net tangible assets qualification standard and, if achieved, maintain it, or maintain the minimum bid price qualification standard. In such event, trading, if any, in the Common Stock would thereafter be conduct in the over-the-counter market in what are commonly referred to as the "pink sheets" or the National Association of Securities Dealers' "Electronic Bulletin Board." Consequently, the liquidity of the Company's Common Stock would likely be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, and reduction in security analysts and the news media's coverage, if any, of the Company. As a result, prices for the Company's shares of Common Stock may be lower than might otherwise prevail.

LENGTHY SALES CYCLES

     The Company's products, in particular the Process Vision and the Plastics Monitoring System, are subject to a long sales cycle, lasting from approximately eight to twelve months or longer. This cycle may result in delays in realizing revenues from the sale of the Company's products.

VARIABILITY OF QUARTERLY OPERATING RESULTS

     The Company's operating results can vary substantially from quarter to quarter due to various factors including among others: the size and timing of customer orders; lengthy sales cycles for the Company's products, in particular the Process Vision and the Plastics Monitoring System; the buying patterns of manufacturers in the Company's target markets; delays in the introduction of products or product upgrades by the Company or by other providers of hardware and software components; customer order deferrals in anticipation of new products; market acceptance of new products; reduction in demand for existing products; changes in operating expenses; and general economic conditions.
There can be no assurance that future product upgrades and resulting customer order deferrals will not impact its quarterly operating results.

LIMITED MARKETING EXPERIENCE

     A key element of the Company's business strategy is to promote the sale of its products by continuing to expand its sales and marketing efforts. To date, the Company has had limited resources for sales and marketing activities and has primarily sold its products through its independent representative organizations and a limited direct sales force. The Company has not had sufficient resources to develop marketing materials and programs or to adequately train its independent representative organizations, which currently provide most of the Company's sales efforts in the plastic injection molding industry. There can be no assurance that the Company will increase its sales activity, or that the Company will be able to develop and maintain an effective sales force.

DEPENDENCE UPON PLASTIC INJECTION MOLDING AND DIE CASTING INDUSTRIES

     Currently, the Die Casting Products and the Plastics Products are designed only for the die casting and plastic injection molding industries. Each of these industries is characterized by fluctuations in manufacturing capacity and pricing and gross margin pressures. Segments of these industries have from time to time experienced significant economic downturns characterized by decreased product demand, production over-capacity, price erosion, work slowdowns and layoffs. Historically, the die casting industry has been deeply affected by economic cycles and tends to be characterized by quick declines at the very beginning of a downturn and gradual recoveries very late in the cycle. Accordingly, the Company's sales efforts to the die casting market are also subject to downturns in the economy. Unlike the die casting industry, the plastic injection molding industry historically has grown steadily in recent years, even through downturns in the economic cycle. Since 1994, however, when the Company entered the plastic injection molding industry, there have been no economic downturns as reflected by industry revenues which would enable the Company to gauge its impact on sales. The Company's operations may in the future reflect substantial fluctuations from period to period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from major customers, and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect upon the Company's business, operating results and financial conditions.

TECHNOLOGICAL OBSOLESCENCE

     The market for the Company's products is characterized by rapid technological advances, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products and products currently under development obsolete and unmarketable. The Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products that keep pace with technological developments, respond to evolving end-user requirements and achieve market acceptance. Any failure by the Company to anticipate or respond adequately to technological developments or end-user requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness or revenues. Furthermore, the Company may not have sufficient financial resources to maintain research and development capabilities and, consequently, to maintain its technology position. Even though the Company's products have been designed to incorporate the latest technology, some of the Company's competitors have greater financial resources and larger research and development staffs than the Company and accordingly may have greater capabilities to adapt their products to technological changes.

GROWTH REQUIREMENTS

     In addition to the Company's efforts to grow its existing core business, future growth of the Company will also depend on, among other things, the Company's ability to develop products for different industries and the Company's ability to gain market acceptance for the Company's products in new geographic areas. In order to expand into additional industries, the Company must obtain necessary industry-specific knowledge and successfully design new products specific to the new industries. In order to enter new geographical markets, the Company must successfully develop effective distribution channels, product recognition and product and customer support capabilities. All of these requirements present significant risks, and may require additional investment by the Company. To date, the Company has begun limited expansion into industries other than die casting and plastic injection molding, including the machine tool and plastic extrusion industries. No assurance can be given that the Company will be able to successfully manage or generate necessary funding for these aspects of its business or adequately monitor and control the additional costs and expenses associated with growth.

COMPETITION

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

DEPENDENCE ON KEY EMPLOYEES

     The Company's success depends on the performance of its executive officers and other key personnel, and in particular Robert A. Pitner, President, Chief Executive Officer and Chief Financial Officer, and Pierce A. McNally, Chairman of the Board and Director of Corporate Development. The loss of the services of either Mr. Pitner or Mr. McNally or any of the Company's other executive officers could have a material adverse effect on the Company. The Company's future success will also depend in part upon its ability to attract and retain highly qualified personnel. Competition in the recruiting of highly qualified personnel in the Company's industry is intense. While the Company has not experienced any difficulty in attracting and retaining talented and qualified employees to date, there can be no assurance that the Company can retain its key employees or that it can attract, assimilate and retain other qualified personnel in the future.

PROTECTION OF INTELLECTUAL PROPERTY

     The Company primarily relies upon unpatented trade secrets to protect is proprietary technology. The Company's success will depend on its ability to preserve these trade secrets and no assurance can be given that others will not independently develop or acquire substantially equivalent techniques, gain access to the Company's proprietary technology or disclose such technology to third parties. Furthermore, there can be no assurance that the Company will ultimately protect meaningful rights to such unpatented proprietary technology. The Company generally requires its employees to execute nondisclosure agreements to preserve these trade secrets. The Company's success may also depend on its ability to obtain patent protection for its products and to operate without infringing the proprietary rights of third parties. The Company has not undertaken any independent investigation to determine whether it is infringing any intellectual property rights of others. No assurances can be given that any future patent applications will be issued or that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company. Furthermore, there can be no assurance that others will not claim rights in or ownership of proprietary rights held by the Company, or that the Company's products and processes will not infringe, or be alleged to infringe, the proprietary rights of others. Moreover, there can be no assurance that others have not developed or will not develop similar products, duplicate any of the Company's products or design around the Company's patents, if issued. In addition, whether or not any patents are issued to the Company, others may hold or receive patents which contain claims having a scope that covers products subsequently developed by the Company.

INTERNATIONAL SALES

     The Company intends to expand its operations outside of the United States, in part by the addition of international sales representatives, and to enter additional international markets, which will require significant management attention and financial resources. International sales are subject to inherent risks, including unexpected changes, in regulatory requirements, currency exchange rates, tariffs and taxes, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection and political and economic instability. If, for any reason, exchange or price controls or other restrictions on foreign currencies were imposed, the Company's business could be adversely affected. In addition, the laws of certain countries do not protect the Company's products and intellectual property rights to the same extent as do the laws of the United States. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, operating results and financial condition.

PRODUCT LIABILITY

     The Company may be exposed to product liability claims with respect to defective parts produced by machines served by Process Vision. While the Company believes it would have adequate defenses to any such claim, any such claims could have an adverse effect on the Company. The Company currently maintains product liability insurance in the face amount of $2,000,000; however, there can be no assurance that any insurance coverage would be adequate to cover product liability claims.

APPLICABILITY OF "PENNY STOCK RULES"

     Federal regulations under the Exchange Act, regulate the trading of so-called "penny stocks" (the "Penny Stock Rules"), which are generally defined as any security not listed on a national securities exchange or Nasdaq, priced at less than $5.00 per share and offered by an issuer with limited net tangible assets and revenues. In addition, equity securities listed on Nasdaq which are priced at less than $5.00 are deemed "penny stocks" for the limited purpose of
Section 15(b)(6) of the Exchange Act, which makes it unlawful for any broker-dealer to participate in a distribution of any "penny stock" without the consent of the Commission if, in the exercise of reasonable care, the broker-dealer is aware of or should have been aware of the participation of a previously sanctioned person. The Company's Common Stock is currently trading below $5.00 per share. Accordingly, it may be more difficult for broker-dealers to sell the Company's Common Stock and shareholders of the Company may therefore have difficulty in selling their shares in the future in the secondary trading market. Additionally, during the time that the Company's Common Stock trades below $5.00 per share and is not listed on Nasdaq or any national securities exchange, trading, if any, of the Company's Common Stock will be subject to the full range of the Penny Stock Rules. Under these rules, broker-dealers must take certain steps prior to selling a "penny stock," which steps include: (i) obtaining financial and investment information from the investor; (ii) obtaining a written suitability questionnaire and purchase agreement signed by the investor; and (iii) providing the investor a written identification of the shares being offered and the quantity of the shares. If the Penny Stock Rules are not followed by the broker-dealer, the investor has no obligation to purchase the shares. The application of the comprehensive Penny Stock Rules make it more difficult for broker-dealers to sell the Company's Common Stock and shareholders of the Company may have difficulty in selling their shares in the future in the secondary trading market.

POSSIBLE VOLATILITY OF STOCK PRICE

     The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In addition, the market price of the Company's Common Stock may be highly volatile. Factors such as a small market float, fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, developments with respect to patents or proprietary rights, changes in stock market analyst recommendations regarding the Company, other technology companies or the Company's industry generally and general market conditions may have a significant effect on the market price of the Common Stock.

ITEM 7.   FINANCIAL STATEMENTS.

     The following Financial Statements and Independent Auditors' Report are included herein on the pages indicated:


                                                                                     PAGE
                                                                                     ----

     Report of Ernst & Young LLP.................................................... F-1

     Balance Sheets as of August 31, 1997 and 1996.................................. F-2 - F-3

     Statements of Operations for the years ended August 31, 1997 and 1996.......... F-4

     Statements of Changes in Shareholders' Equity (Deficit) for the years ended
       August 31, 1997 and 1996..................................................... F-5

     Statements of Cash Flows for the years ended August 31, 1997 and 1996.......... F-6 - F-7

     Notes to Financial Statements.................................................. F-8 - F-19


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

          (a) DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

     The information under the caption "Election of Directors -- Information About Nominees" in the Company's 1998 Proxy Statement is incorporated herein by reference. Information concerning executive officers of the Company is included in this Report under Item 4A, "Executive Officers of the Company."

          (b)  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Information under the caption "Compliance with Section 16(a) of the Exchange Act" in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.

     The information under the caption "Election of Directors -- Director Compensation" in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information under the captions "Election of Directors -- Information About Nominees" and "Certain Transactions" in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K .

          (a)  EXHIBITS

     The exhibits to this Report are listed on the Exhibit Index on pages E-1 to E-3 below. A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of December 12, 1997, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Nicollet Process Engineering, Inc., 420 North Fifth Street, Suite 1040, Ford Centre, Minneapolis Minnesota, 55401; Attn.: Shareholder Information.

     The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-KSB pursuant to Item 14(c):

A. 1990 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Forms SB-2 (File No. 333-00852C)).

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

H. Employment Agreement, dated effective August 31, 1996 between the Company and Richard A. Koontz (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1996 (File No. 0-27928)).

        (b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended August 31, 1997.

                                  SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 28, 1997               NICOLLET PROCESS ENGINEERING, INC.

                                       By: /s/ Robert A. Pitner
                                           -------------------------------------
                                           Robert A. Pitner
                                           President and Chief Executive Officer
                                           (principal executive officer)


     In accordance with the Exchange Act, this report has been signed below on November 28, 1997 by the following persons on behalf of the Company and in the capacities indicated.

                                       SIGNATURE AND TITLE

                                       /s/ Pierce A. McNally
                                       ----------------------------------------
                                           Pierce A. McNally
                                           Chairman of the Board and Director of
                                           Corporate Development

                                       /s/ Robert A. Pitner
                                       ----------------------------------------
                                           Robert A. Pitner
                                           President, Chief Executive Officer,
                                           Interim Chief Financial Officer
                                              and Director
                                           (principal executive and financial
                                              officer)

                                       /s/ John Sandberg
                                       ----------------------------------------
                                           John Sandberg
                                           Controller
                                           (principal accounting officer)

                                       /s/ Thomas W. Bugbee
                                       ----------------------------------------
                                           Thomas W. Bugbee
                                           Director

                                       /s/ Benton J. Case Jr.
                                       ----------------------------------------
                                           Benton J. Case Jr.
                                           Director

                                       /s/ Richard W. Koontz
                                       ----------------------------------------
                                           Richard W. Koontz
                                           Chief Technology Officer and Director

                                       /s/ Andrew K. Boszhardt, Jr.
                                       ----------------------------------------
                                           Andrew K. Boszhardt, Jr.
                                           Director

                      NICOLLET PROCESS ENGINEERING, INC.

                       Exhibit Index to Annual Report On
                                  Form 10-KSB
                     For Fiscal Year Ended August 31, 1997

ITEM NO.                        DESCRIPTION                               METHOD OF FILING
--------                        -----------                               ----------------
3.1        Articles of Incorporation, as amended .........................     (3)

3.2        Bylaws, as amended ............................................     (2)

4.1        Specimen Form of the Company's Common Stock Certificate .......     (1)

4.2        Warrant for Purchase of Shares of Common Stock of the
             Company issued to Anelise Sawkins dated August 9, 1993 ......     (1)

4.3        Form of Warrant for Purchase of Shares of Common Stock
             of the Company issued in connection with November 1993
             private placement ...........................................     (1)

4.4        Warrant for Purchase of Shares of Common Stock of the
             Company issued to Charlie Phelps dated May 5, 1994 ..........     (1)

4.5        Form of Warrant for Purchase of Shares of Common Stock
             of the Company issued in connection with advertising
             design services .............................................     (1)

4.6        Form of Warrant for Purchase of Shares of Common Stock
             of the Company issued in connection with January 1995
             private placement ...........................................     (1)

4.7        Form of Warrant for Purchase of Shared of Common Stock
             of the Company issued in connection with February 1995
             private placement ...........................................     (1)

4.8        Warrant for Purchase of Shares of Common Stock of the
             Company issued to Tuschner & Company, Inc. dated
             February 7, 1995 ............................................     (1)

4.9        Form of Warrant for Purchase of Shares of Common Stock
             of the Company issued in connection with March 1995
             private placement ...........................................     (1)

4.10       Warrant for Purchase of Shares of Common Stock of the
             Company issued to Tuschner & Company dated March 2, 1995 ....     (1)

4.11       Form of Warrant for Purchase of Shares of Common Stock of
             the Company issued in connection with March 1995 bridge
             financing ...................................................     (1)

4.12       Form of Warrant for Purchase of Shares of Common Stock of
             the Company issued in connection with repayment of March
             1995 bridge financing .......................................     (1)

4.13       Form of Warrant for Purchase of Shares of Common Stock of
             the Company issued in connection with January 1996
             bridge financing ............................................     (1)



ITEM NO.                        DESCRIPTION                               METHOD OF FILING
--------                        -----------                               ----------------
4.14       Warrant for Purchase of Shares of Common Stock of the
             Company issued to Dillon Advertising dated July 31, 1997 .... Filed herewith

4.15       Warrant for Purchase of Shares of Common Stock of the
             Company issued to Dillon Advertising dated August 31, 1997 .. Filed herewith

4.16       Registration Rights Agreement Dated as of November 7, 1997
             among the Company and certain Investors .....................     (6)

10.1       1990 Stock Option Plan ........................................     (1)

10.2       1995 Amended and Restated Stock Incentive Plan ................     (1)

10.3       Employment Agreement between the Company and Robert A.
             Pitner, dated July 31, 1994 .................................     (1)

10.4       Amendment No. 1, dated effective October 26, 1995 to
             Employment Agreement between the Company and Robert A.
             Pitner, dated July 31, 1994 .................................     (1)

10.5       Agreement between the Company and Pierce A. McNally, dated
             June 1, 1995 ................................................     (1)

10.6       Amendment No. 1, dated effective October 26, 1995 to
             Agreement between the Company and Pierce A. McNally, dated
             June 1, 1995 ................................................     (1)

10.7       Settlement Agreement between the Company and John W. Mickowski,
             dated October 1, 1995 .......................................     (1)

10.8       Form of Indemnification Agreement by and between the Company
             and the Officers and Directors of the Company ...............     (1)

10.9       Lease Agreement by and between Hillcrest Development and the
             Company, dated January 11, 1993 .............................     (1)

10.10      Agreement for the First Amendment to a Lease between
             Hillcrest Development and the Company, dated June 8, 1993 ...     (1)

10.11      Agreement for the Second Amendment to a Lease between
             Hillcrest Development and the Company, dated July 20, 1993 ..     (1)

10.12      Agreement for the Third Amendment to a Lease between
             Hillcrest Development and the Company, dated
             November 12, 1993 ...........................................     (1)

10.13      Agreement for the Sixth Amendment to a Lease between
             Hillcrest Development and the Company, dated
             October 7, 1994 .............................................     (1)

10.14      Agreement for the Seventh Amendment to a Lease between
             Hillcrest


ITEM NO.                        DESCRIPTION                               METHOD OF FILING
--------                        -----------                               ----------------
             Development and the Company dated September 3, 1996 .........     (2)

10.15      Agreement for the Eighth Amendment to a Lease between
             Hillcrest Development and the Company dated
             October 18, 1996 ............................................     (2)

10.16      Software Purchase Agreement between Larry D. Glendenning,
             dba LDG Software Solutions and the Company dated effective
             August 1, 1995 ..............................................     (1)

10.17      Promissory Note and Security Agreement in favor of Larry D.
             Glendenning, dba LDG Software Solutions dated effective
             August 1, 1995 ..............................................     (1)

10.18      Employment Agreement dated effective August 31, 1996 between
             the Company and Richard A. Koontz ...........................     (2)

10.19      Consulting Agreement dated as of March 31, 1997 by and
             between Tiger Financial Group, LLC and the Company ..........     (4)

10.20      Credit and Security Agreement dated as of May 28, 1997 by
             and between Norwest Business Credit, Inc. and the Company ...     (4)

10.21      Credit and Security Agreement dated as of May 28, 1997 by
             and between Norwest Bank Minnesota, National Association
             and the Company .............................................     (4)

10.22      Subscription Agreement dated as of November 7, 1997 among
             the Company and certain Investors ...........................     (5)

10.23      First Amendment dated as of November 24, 1997 to Credit
             and Security Agreement dated as of May 28, 1997 by and
             between Norwest Business Credit, Inc. and the Company ....... Filed herewith

23.1       Consent of Ernst & Young LLP .................................. Filed herewith

27.1       Financial Data Schedule ....................................... Filed herewith

____________________________________

(1) Incorporated by reference into the Company's Registration Statement on Form SB-2 (File No. 333-00852C).

(2) Incorporated by reference into the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1996 (File No. 0-27928).

(3) Incorporated by reference into the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended February 28, 1997 (File No. 0-27928).

(4) Incorporated by reference into the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended May 31, 1997 (File No. 0-27928).

(5) Incorporated by reference into a Schedule 13D/A dated November 12, 1997, filed on behalf of Pierce A. McNally and Robert A. Pitner.

(6) Incorporated by reference into the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 17, 1997 (File No. 0-27928).

                              FINANCIAL STATEMENTS


                       NICOLLET PROCESS ENGINEERING, INC.


                      YEARS ENDED AUGUST 31, 1997 AND 1996

                       Nicollet Process Engineering, Inc.

                              Financial Statements


                      Years ended August 31, 1997 and 1996




                                    CONTENTS



Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . . 1

Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2
Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
Statement of Changes in Stockholders' Equity (Deficit) . . . . . . . . . . . . 5
Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . 6
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . 8

                         Report of Independent Auditors


Board of Directors and Stockholders
Nicollet Process Engineering, Inc.

We have audited the accompanying balance sheets of Nicollet Process Engineering, Inc. as of August 31, 1997 and 1996, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nicollet Process Engineering, Inc. at August 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles.


/s/ Ernst & Young LLP

Minneapolis, Minnesota
October 31, 1997

                                                                             F1

                       Nicollet Process Engineering, Inc.

                                 Balance Sheets


                                                               AUGUST 31
                                                           1997          1996
                                                       ------------------------

ASSETS
Current assets:
  Cash and cash equivalents                           $         -    $1,198,399
  Short-term marketable securities                              -       973,224
  Accounts receivable (net of allowance for
    doubtful accounts of 1997--$73,490;
    1996--$19,490)                                        815,942       284,197
  Accounts receivable-related party                        19,313             -
  Inventories                                             190,813       332,074
  Prepaid expenses                                         21,103        23,655
                                                       ------------------------
Total current assets                                    1,047,171     2,811,549

Property and equipment:
  Computer equipment                                      486,594       412,274
  Furnishings and equipment                               173,022       121,752
  Leasehold improvements                                   70,211        70,211
                                                       ------------------------
                                                          729,827       604,237
  Less accumulated depreciation                          (387,423)     (289,619)
                                                       ------------------------
                                                          342,404       314,618
Other assets:
  License agreement (net of accumulated
    amortization of 1997--$86,897;
    1996--$41,559)                                         49,115        94,453
  Software development costs (net of
    accumulated amortization of 1997--$148,556;
    1996--$17,964)                                        413,511       336,507
  Other assets                                             14,360        22,008
                                                       ------------------------
                                                          476,986       452,968




                                                       ------------------------
Total assets                                           $1,866,561    $3,579,135
                                                       ------------------------
                                                       ------------------------

                                                                  AUGUST 31
                                                           1997          1996
                                                       ------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Checks written in excess of bank balance             $  128,595    $        -
  Notes payable--current portion                           49,655        49,655
  Notes payable--line of credit                           486,538             -
  Accounts payable                                        536,360       268,332
  Accrued payroll liabilities                              58,173        29,292
  Current portion of capitalized lease obligation           7,496         5,343
  Other current liabilities                                70,972       136,778
                                                       ------------------------
Total current liabilities                               1,337,789       489,400

Notes payable                                              23,401        73,056

Capitalized lease obligation                                    -         7,802

Deferred revenue                                           26,000             -
Deferred rent                                               6,610        12,793

Stockholders' equity (deficit):
  Preferred stock, no par value:
    Authorized shares--3,000,000
    Issued and outstanding shares--0
  Common stock, no par value:
    Authorized shares--12,000,000
    Issued and outstanding shares--
      3,368,527at August 31, 1997 and 3,277,923
      at August 31, 1996                                7,653,600     7,675,841
  Accumulated deficit                                  (7,179,339)   (4,675,257)
                                                       ------------------------
                                                          474,261     3,000,584
  Less stock subscription receivable                       (1,500)       (4,500)
                                                       ------------------------
Total stockholders' equity (deficit)                      472,761     2,996,084
                                                       ------------------------
Total liabilities and stockholders' equity (deficit)   $1,866,561    $3,579,135
                                                       ------------------------
                                                       ------------------------


SEE ACCOMPANYING NOTES.

                       Nicollet Process Engineering, Inc.

                            Statements of Operations


                                                          YEAR ENDED AUGUST 31
                                                           1997          1996
                                                      -------------------------


Revenues                                              $ 2,285,215   $ 2,117,097
Cost of revenues                                        1,634,808     1,776,898
                                                      -------------------------
Gross profit                                              650,407       340,199

Operating expenses:
  Selling                                               1,400,614       792,494
  Research and development                                788,120       540,874
  General and administrative                              985,280       900,004
                                                      -------------------------
                                                        3,174,014     2,233,372
                                                      -------------------------
Operating loss                                         (2,523,607)   (1,893,173)
Interest expense                                           24,380       128,201
Interest and other income                                  43,905        64,374
                                                      -------------------------
Net loss                                              $(2,504,082)  $(1,957,000)
                                                      -------------------------
                                                      -------------------------

Net loss per share                                          $(.75)        $(.76)
                                                      -------------------------
                                                      -------------------------

Weighted average number of shares outstanding           3,342,379     2,586,104
                                                      -------------------------
                                                      -------------------------

SEE ACCOMPANYING NOTES.

                       Nicollet Process Engineering, Inc.

             Statement of Changes in Stockholders' Equity (Deficit)


                                                              COMMON STOCK ISSUED
                                                            -----------------------      ACCUMULATED
                                                              SHARES        AMOUNT         DEFICIT           TOTAL
                                                           ---------------------------------------------------------
Balance at August 31, 1995                                  1,796,830    $2,368,938     $(2,718,257)    $  (349,319)
  Exercise of common stock warrants                             6,000        21,000               -          21,000
  Exercise of common stock options                             28,000        42,000               -          42,000
  Sale of common stock, net of offering costs of $10,000      212,500       691,238               -         691,238
  Initial public offering of common stock,
    net of expenses                                         1,171,215     4,321,787               -       4,321,787
  Bridge financing conversion                                  58,780       211,608               -         211,608
  Issuance of common stock for services                         4,598        12,645               -          12,645
  Value of warrants granted in connection
    with bridge financing                                           -         2,500               -           2,500
  Value of warrants granted in consideration
    for the guarantee of a loan agreement                           -         4,125               -           4,125
  Net loss                                                          -             -      (1,957,000)     (1,957,000)
                                                           ---------------------------------------------------------
Balance at August 31, 1996                                  3,277,923     7,675,841      (4,675,257)      3,000,584
  Purchase back of common stock options                             -       (60,000)              -         (60,000)
  Exercise of common stock options from common stock           68,382           826               -             826
  Issuance of common stock for services                        22,222        25,000               -          25,000
  Net loss                                                          -             -      (2,492,149)     (2,492,149)
                                                           ---------------------------------------------------------
Balance at August 31, 1997                                  3,368,527    $7,641,667     $(7,167,406)     $  474,261
                                                           ---------------------------------------------------------
                                                           ---------------------------------------------------------


SEE ACCOMPANYING NOTES.

                       Nicollet Process Engineering, Inc.



                            Statements of Cash Flows


                                                         YEAR ENDED AUGUST 31
                                                          1997          1996
                                                      -------------------------
OPERATING ACTIVITIES
Net loss                                              $(2,492,149)  $(1,957,000)
Adjustments to reconcile net loss to net cash
  flows from operating activities:
    Depreciation                                           97,804        68,560
    Amortization                                          175,930        59,523
    Warrants issued in connection with bridge
      financing                                                 -         6,625
    Common stock issued for services provided              25,000        12,645
    Deferred rent                                          (6,183)       (6,397)
    Deferred revenue                                       26,000             -
    Changes in other operating assets and
      liabilities:
        Accounts receivable                              (531,745)      169,027
        Accounts receivable-related parties               (19,313)            -
        Inventories                                       141,261       (24,319)
        Prepaid expenses                                    2,552         4,858
        Accounts payable                                  268,028      (607,805)
        Checks written in excess of bank balance          128,595             -
        Other current liabilities                         (65,806)       39,992
        Accrued payroll liabilities                        28,881       (28,525)
                                                      -------------------------
Net cash used in operating activities                  (2,221,145)   (2,262,816)

INVESTING ACTIVITIES
Capital expenditures                                     (125,590)      (84,686)
Software development costs                               (207,596)      (94,503)
License agreements                                              -      (136,012)
(Purchase) maturity of marketable securities              973,224      (973,224)
Other assets                                                7,648       (10,188)
                                                      -------------------------
Net cash provided by (used in) investing activities       647,686    (1,298,613)

FINANCING ACTIVITIES
Net increase in line of credit                            486,538             -
Initial public offering of common stock, net of expenses        -     4,321,787
Payments on notes payable                                 (49,655)     (112,295)
Payments on notes payable--related parties                      -      (200,000)
Purchase of common stock options                          (60,000)            -

                       Nicollet Process Engineering, Inc.

                                                           YEAR ENDED AUGUST 31
                                                            1997         1996
                                                      -------------------------
FINANCING ACTIVITIES (CONTINUED)
Payments on capitalized lease obligation              $    (5,649)    $  (4,676)
Net proceeds from issuance of common stock                  3,000       691,238
Proceeds from exercise of stock options and warrants          826        58,500
                                                      -------------------------
Net cash provided by financing activities                 375,060     4,754,554
                                                      -------------------------

Net (decrease) increase in cash                        (1,198,399)    1,193,125
Cash at beginning of year                               1,198,399         5,274
                                                      -------------------------
Cash at end of year                                   $         -    $1,198,399
                                                      -------------------------
                                                      -------------------------


SEE ACCOMPANYING NOTES.

                       Nicollet Process Engineering, Inc.

                          Notes to Financial Statements

                                 August 31, 1997

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

                       Nicollet Process Engineering, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                       Nicollet Process Engineering, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In February 1997, the Financial Accounting Standards Board issued Statement
No. 128, "Earnings per Share," which is required to be adopted for periods ending after December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, basic earnings per share (which excludes the dilutive effect of stock options and warrants) and diluted earnings per share will replace primary and fully diluted earnings per share. If Statement No. 128 had been adopted, the adoption would have had no effect on the loss per share presented in fiscal 1997 and 1996.

INCOME TAXES

The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities.

                       Nicollet Process Engineering, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its plans. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

RECLASSIFICATION

Certain prior year items have been reclassified to conform to current year presentation.

2. INVENTORIES

Inventories consist of the following:

AUGUST 31
                                                            1997          1996
                                                         ----------------------
  Raw materials                                          $ 86,441      $115,550
  Work-in-process                                           8,626        86,824
  Finished goods                                           95,746       129,700
                                                         ----------------------
                                                         $190,813      $332,074
                                                         ----------------------
                                                         ----------------------


3. DEBT

NOTES PAYABLE

In May 1997, the Company entered into an $800,000 line of credit agreement with a bank. All borrowings on the line of credit are due upon demand and bear interest at 3% above the bank's reference rate. The line of credit is secured by accounts receivable, inventory, equipment and general intangibles. The line of credit expires in May 1998.

                       Nicollet Process Engineering, Inc.

In August 1995, the Company acquired its existing Windows-TM- based die casting software from a third party. The total purchase price for the software was $300,000 payable in varying monthly installments through May 1999. Because the agreement was non-interest bearing, the Company estimated a discount on the debt of approximately $40,000, which is being amortized to interest expense ratably over the period of the agreement. The obligation is secured by the die casting software.

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

The carrying amount of the Company's debt instruments in the balance sheet at August 31, 1997 approximates fair value.

In January 1996, the Company borrowed $550,000 through a bridge financing agreement. The convertible promissory notes bear interest at 10% per annum and were due at the earlier of six months from the issuance of the notes or completion of an initial public offering by the Company. At any time prior to the time the notes were due, a holder of a note may have converted one-half of the outstanding balance under the note into common stock of the Company at the conversion ratio of one share of common stock for each $3.60 of principal outstanding. In April 1996, the holders of the notes elected to convert $211,608 of the outstanding principal balances into 58,780 shares of the Company's common stock. The remaining balance plus accrued interest was repaid by the Company during 1996. In connection with the notes, the Company issued warrants to the noteholders for the purchase of 110,000 shares of common stock. The warrants are exercisable at $3.60 and remain outstanding for ten years after the date of issuance.

                       Nicollet Process Engineering, Inc.

4. COMMITMENTS

LEASES

The Company has entered into various operating leases for office, lab and storage facilities and for various equipment. Future lease payments for all operating leases, excluding executory costs such as management and maintenance fees, are as follows:

  1998                                                  $  49,433
  1999                                                     49,553
  2000                                                     16,747
                                                        ---------
                                                        $ 115,733
                                                        ---------
                                                        ---------

Rent expense was $108,013 and $91,133 for the years ended August 31, 1997 and 1996, respectively.

LICENSE AGREEMENT

In October 1995, the Company paid $125,000 to obtain a non-exclusive worldwide license to utilize certain process monitoring software. Additionally, the Company issued the licensor an option to purchase 60,000 shares of common stock at an exercise price of $3.00 per share. In April 1996 the licensor exercised his rights under the agreement to have the Company repurchase the options at a price of $1.00 per share. The license runs for the length of the two underlying patents, which expire in 2002 and 2009. The Company has continuing royalty obligations of $1,800 per unit of process monitoring equipment sold by the Company to or on behalf of an OEM.

                       Nicollet Process Engineering, Inc.

5. STOCK OPTIONS AND WARRANTS

OPTIONS

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

On December 20, 1995, the Board of Directors adopted the 1995 Amended and Restated Stock Incentive Plan (the "1995 Plan") which was approved by the Company's shareholders on January 16, 1996. The 1995 Plan reserved an additional 400,000 shares of common stock. The 1995 Plan has provisions similar to the 1990 Plan regarding incentive stock options, non-qualified options and stock appreciation rights.

A summary of changes in outstanding options and shares available for grant under the Company's stock option plans is as follows:


                                                        SHARES      WEIGHTED-
                                         SHARES      OUTSTANDING     AVERAGE
                                       AVAILABLE      UNDER THE       PRICE
                                       FOR GRANT         PLAN       PER SHARE
                                       --------------------------------------
Balance at August 31, 1995                 8,083        589,250       $1.60
  Additional shares authorized           400,000              -           -
  Granted                               (260,000)       260,000        2.97
  Exercised                                    -        (18,000)       1.50
  Canceled                               132,250       (132,250)       1.83
                                       ---------------------------
Balance at August 31, 1996               280,333        699,000        2.07
  Granted                               (171,500)       171,500        1.42
  Exercised                                    -       (112,500)       1.00
  Canceled                                42,500        (42,500)       2.96
                                       ---------------------------
Balance at August 31, 1997               151,333        715,500       $2.01
                                       ---------------------------
                                       ---------------------------

                       Nicollet Process Engineering, Inc.

As of August 31, 1997, there were 273,750 options outstanding with exercise prices between $.72 and $1.61, 308,500 options outstanding with exercise prices between $2.00 and $2.63 and 133,250 options outstanding with exercise prices between $3.00 and $4.50. At August 31, 1997 outstanding options had a weighted-average remaining contractual life of 4 years.

The number of options exercisable as of August 31, 1997 and 1996 were 622,250 and 600,500, respectively, at weighted-average exercise prices of $2.06 and $1.96 per share, respectively.

The weighted average fair value of options granted during the years ended August 31, 1997 and 1996 was $.87 and $1.73 per share, respectively.

PRO FORMA DISCLOSURES

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rate of 6%; no dividend yield; volatility factor of the expected market price of the Company's common stock of
 .624%; and a weighted-average expected life of the option of 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                       Nicollet Process Engineering, Inc.

5. STOCK OPTIONS AND WARRANTS (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                          1997           1996
                                     ---------------------------
  Pro forma net loss                 $(3,013,014)   $(2,333,120)
  Pro forma loss per share                $(1.13)         $(.90)

Note: The pro forma effect on the net loss for 1997 and 1996 is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

WARRANTS

At August 31, 1997 and 1996, the Company has 597,636 and 563,542 shares of common stock reserved for the exercise of warrants that have been granted in connection with debt and equity offerings and in lieu of cash payment for services provided. The warrants are exercisable at prices ranging from $0.75 to $3.60. The warrants expire at various times between July 1997 and January 2001.

6. INCOME TAXES

The tax effects of significant components of the Company's deferred tax assets and liabilities are as follows:

                                                 AUGUST 31
                                          1997            1996
                                     ---------------------------
Deferred tax assets:
  Net operating loss carryforwards   $ 2,749,000    $ 1,825,000
  Inventory obsolescence                  37,900         27,500
  Other                                  109,400         87,700
Deferred tax liabilities:
  Software development costs             128,500        129,600
                                     ---------------------------
Net deferred tax assets                2,767,800      1,810,600
Valuation allowance                   (2,767,800)    (1,810,600)
                                     ---------------------------
                                     $         -    $         -
                                     ---------------------------
                                     ---------------------------

                       Nicollet Process Engineering, Inc.

For financial reporting purposes, a valuation allowance has been provided to offset the deferred tax assets related to the net operating loss carryforwards and other temporary differences. At August 31, 1997, the Company had net operating loss carryforwards of approximately $6,959,000, which are available to offset taxable income through 2011. The Company's ability to utilize these carryforwards to offset future taxable income is subject to certain restrictions under Section 382 of the Internal Revenue Code in the event of certain changes in the equity ownership of the Company. The Company's public offering resulted in a change in equity ownership under
Section 382. As a result, the net operating loss carryforwards, generated prior to the change under Section 382, will be limited to offset a maximum of approximately $535,000 of taxable income in any one tax year. No income taxes have been paid in the years ended August 31, 1997 and 1996.

The effective income tax rate differed from the federal statutory rate as follows:

                                           YEAR ENDED AUGUST 31
                                           1997           1996
                                       --------------------------

Taxes at statutory rate                $(851,000)     $(665,000)
State taxes, net of federal benefit     (161,000)      (141,000)
Change in valuation allowance            957,000        824,000
Other                                     55,000        (18,000)
                                       --------------------------
                                       $       -      $       -
                                       --------------------------
                                       --------------------------

7. EMPLOYMENT AGREEMENTS

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

                       Nicollet Process Engineering, Inc.

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

8. MAJOR CUSTOMERS

Sales to Customer A were 11% of total sales in 1997. In addition, sales to Customer B and C were 22% and 12% of total sales in 1996, respectively.

                       Nicollet Process Engineering, Inc.

9. SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid interest of $24,380 and $128,201 for the years ended August 31, 1997 and 1996, respectively.

The Company has entered into the following non-cash transactions:

                                                              AUGUST 31
                                                           1997        1996
                                                         -------------------

Conversion of debt and accrued interest to common stock  $    -    $211,608

10. SUBSEQUENT EVENT (UNAUDITED)

In November 1997, the Company completed a private placement of an aggregate of 1,266,667 Shares of Common Stock. The gross proceeds to the Company from the private placement were approximately $760,000.