Form 10KSB/A
period 1997-08-31
NICOLLET PROCESS ENGINEERING INC
filed 1997-12-23
CIK 934520

------------------------------------------------------------------------------
------------------------------------------------------------------------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-KSB/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Date:  December 22, 1997               NICOLLET PROCESS ENGINEERING, INC.

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
4.14       Warrant for Purchase of Shares of Common Stock of the
             Company issued to Dillon Advertising dated July 31, 1997 .... Previously filed.

4.15       Warrant for Purchase of Shares of Common Stock of the
             Company issued to Dillon Advertising dated August 31, 1997 .. Previously filed.

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

10.23      First Amendment dated as of November 24, 1997 to Credit
             and Security Agreement dated as of May 28, 1997 by and
             between Norwest Business Credit, Inc. and the Company ....... Previously filed.

23.1       Consent of Ernst & Young LLP .................................. Filed herewith

27.1       Financial Data Schedule ....................................... Previously filed.

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
                                                      -------------------------
                                                      -------------------------

SEE ACCOMPANYING NOTES.

                       Nicollet Process Engineering, Inc.

             Statement of Changes in Stockholders' Equity (Deficit)


                                                              COMMON STOCK ISSUED
                                                            -----------------------      ACCUMULATED
                                                              SHARES        AMOUNT         DEFICIT           TOTAL
                                                           ---------------------------------------------------------
Balance at August 31, 1995                                  1,796,830    $2,368,938     $(2,718,257)    $  (349,319)
  Exercise of common stock warrants                             6,000        21,000               -          21,000
  Exercise of common stock options                             28,000        42,000               -          42,000
  Sale of common stock, net of offering costs of $10,000      212,500       691,238               -         691,238
  Initial public offering of common stock,
    net of expenses                                         1,171,215     4,321,787               -       4,321,787
  Bridge financing conversion                                  58,780       211,608               -         211,608
  Issuance of common stock for services                         4,598        12,645               -          12,645
  Value of warrants granted in connection
    with bridge financing                                           -         2,500               -           2,500
  Value of warrants granted in consideration
    for the guarantee of a loan agreement                           -         4,125               -           4,125
  Net loss                                                          -             -      (1,957,000)     (1,957,000)
                                                           ---------------------------------------------------------
Balance at August 31, 1996                                  3,277,923     7,675,841      (4,675,257)      3,000,584
  Purchase back of common stock options                             -       (60,000)              -         (60,000)
  Exercise of common stock options from common stock           68,382           826               -             826
  Issuance of common stock and warrants for services           22,222        36,933               -          36,933
  Net loss                                                          -             -      (2,504,082)     (2,504,082)
                                                           ---------------------------------------------------------
Balance at August 31, 1997                                  3,368,527    $7,653,600     $(7,179,339)    $   474,261
                                                           ---------------------------------------------------------
                                                           ---------------------------------------------------------


SEE ACCOMPANYING NOTES.

                       Nicollet Process Engineering, Inc.



                            Statements of Cash Flows


                                                         YEAR ENDED AUGUST 31
                                                          1997          1996
                                                      -------------------------
OPERATING ACTIVITIES
Net loss                                              $(2,504,082)  $(1,957,000)
Adjustments to reconcile net loss to net cash
  flows from operating activities:
    Depreciation                                           97,804        68,560
    Amortization                                          175,930        59,523
    Warrants issued in connection with bridge
      financing                                                 -         6,625
    Common stock and warrants issued for services
      provided                                             36,933        12,645
    Deferred rent                                          (6,183)       (6,397)
    Deferred revenue                                       26,000             -
    Changes in other operating assets and
      liabilities:
        Accounts receivable                              (531,745)      169,027
        Accounts receivable-related parties               (19,313)            -
        Inventories                                       141,261       (24,319)
        Prepaid expenses                                    2,552         4,858
        Accounts payable                                  268,028      (607,805)
        Checks written in excess of bank balance          128,595             -
        Other current liabilities                         (65,806)       39,992
        Accrued payroll liabilities                        28,881       (28,525)
                                                      -------------------------
Net cash used in operating activities                  (2,221,145)   (2,262,816)

INVESTING ACTIVITIES
Capital expenditures                                     (125,590)      (84,686)
Software development costs                               (207,596)      (94,503)
License agreements                                              -      (136,012)
(Purchase) maturity of marketable securities              973,224      (973,224)
Other assets                                                7,648       (10,188)
                                                      -------------------------
Net cash provided by (used in) investing activities       647,686    (1,298,613)

FINANCING ACTIVITIES
Net increase in line of credit                            486,538             -
Initial public offering of common stock, net of expenses        -     4,321,787
Payments on notes payable                                 (49,655)     (112,295)
Payments on notes payable--related parties                      -      (200,000)
Purchase of common stock options                          (60,000)            -

                       Nicollet Process Engineering, Inc.

                                                           YEAR ENDED AUGUST 31
                                                            1997         1996
                                                      -------------------------
FINANCING ACTIVITIES (CONTINUED)
Payments on capitalized lease obligation              $    (5,649)    $  (4,676)
Net proceeds from issuance of common stock                  3,000       691,238
Proceeds from exercise of stock options and warrants          826        58,500
                                                      -------------------------
Net cash provided by financing activities                 375,060     4,754,554
                                                      -------------------------

Net (decrease) increase in cash                        (1,198,399)    1,193,125
Cash at beginning of year                               1,198,399         5,274
                                                      -------------------------
Cash at end of year                                   $         -    $1,198,399
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