Form 10QSB
period 1997-11-30
NICOLLET PROCESS ENGINEERING INC
filed 1998-01-14
CIK 934520

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended November 30, 1997


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Transition Period From ____ to ____

                           Commission file number  0-27928

                          NICOLLET PROCESS ENGINEERING, INC.
          (Exact name of small business issuer as specified in its charter)

               Minnesota                                  41-1528120
---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
          or organization)

                  420 North Fifth Street, Ford Centre, Suite 1040
                                 Minneapolis, MN  55401
                      ----------------------------------------
                      (Address of principal executive offices)

                                   (612) 339-7958
                            ---------------------------
                            (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]  NO [ ]


The number of shares of common stock, no par value, outstanding as of December 31, 1997 was 4,683,195.

Transitional Small Business Disclosure Format (Check one): YES [ ]  NO [X]

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          NICOLLET PROCESS ENGINEERING, INC.
                                    Balance Sheets
                  November 30, 1997 (Unaudited) and August 31, 1997


ASSETS                                               November 30, 1997     August 31, 1997
                                                     -----------------     ---------------
                                                        (unaudited)             (Note)
Current Assets:
  Cash . . . . . . . . . . . . . . . . . . . . . .          $       --          $       --
  Accounts receivable (net of allowance for
    doubtful accounts of, November 30, 1997 --
    $79,490; August 31, 1997 -- $73,490) . . . . .             482,198             815,942
  Accounts receivable - related party. . . . . . .              19,313              19,313
  Inventories. . . . . . . . . . . . . . . . . . .             193,145             190,813
  Prepaid expenses . . . . . . . . . . . . . . . .              73,634              21,103
                                                            ----------          ----------
     Total current assets. . . . . . . . . . . . .             768,290           1,047,171
Property and equipment:
  Computer equipment . . . . . . . . . . . . . . .             486,594             486,594
  Furnishings and equipment. . . . . . . . . . . .             173,022             173,022
  Leasehold improvements . . . . . . . . . . . . .              70,211              70,211
                                                            ----------          ----------
                                                               729,827             729,827
  Less:  accumulated depreciation. . . . . . . . .            (416,793)           (387,423)
                                                            ----------          ----------
                                                               313,034             342,404
Other assets:
  License agreement (net of accumulated amortization
    of, November 30, 1997 -- $98,231;
    August 31, 1997 -- $86,897). . . . . . . . . .              37,781              49,115
  Software development costs (net of accumulated
    amortization of, November 30, 1997 -- $186,611;
    August 31, 1997 -- $148,556) . . . . . . . . .             473,266             413,511
  Other assets . . . . . . . . . . . . . . . . . .              13,648              14,360
                                                            ----------          ----------
Total assets . . . . . . . . . . . . . . . . . . .          $1,606,019          $1,866,561
                                                            ----------          ----------
                                                            ----------          ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Checks written in excess of bank balance . . . .          $  116,072          $  128,595
  Notes payable -- current portion . . . . . . . .              49,655              49,655
  Notes payable -- line of credit. . . . . . . . .              73,186             486,538
  Accounts payable . . . . . . . . . . . . . . . .             443,248             536,360
  Accrued payroll liabilities. . . . . . . . . . .             110,063              58,173
  Current portion of capitalized lease obligation                6,226               7,496
  Other current liabilities. . . . . . . . . . . .              14,495              70,972
                                                            ----------          ----------
     Total current liabilities . . . . . . . . . .             812,945           1,337,789

Notes payable. . . . . . . . . . . . . . . . . . .              25,501              23,401
Capitalized lease obligation . . . . . . . . . . .                                      --
Deferred revenue . . . . . . . . . . . . . . . . .              70,820              26,000
Deferred rent. . . . . . . . . . . . . . . . . . .               5,064               6,610
Stockholders' equity (deficit):
  Preferred Stock, no par value:
    Authorized shares -- 3,000,000; issued and
     outstanding -- 0. . . . . . . . . . . . . . .                  --                  --
  Common stock, no par value:
    Authorized shares -- 12,000,000; issued and
     outstanding shares 3,368,527 at August 31, 1997
     and 3,635,195 at November 30, 1997. . . . . .           8,367,134           7,653,600
  Accumulated deficit. . . . . . . . . . . . . . .          (7,673,945)         (7,179,339)
                                                            ----------          ----------
                                                               693,189             474,261
  Less stock subscriptions receivable. . . . . . .              (1,500)             (1,500)
                                                            ----------          ----------

Total stockholders' equity (deficit) . . . . . . .             691,689             472,761
                                                            ----------          ----------
Total liabilities and stockholders' equity . . . .          $1,606,019          $1,866,561
                                                            ----------          ----------
                                                            ----------          ----------

Note: The balance sheet as of August 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

                   See accompanying notes to financial statements.

                          NICOLLET PROCESS ENGINEERING, INC.

                               Statements of Operations
                For the Three Months Ended November 30, 1997 and 1996
                                     (Unaudited)


                                                           Three Months Ended
                                                              November 30,
                                                           ------------------
                                                           1997          1996
                                                           ----          ----

Net sales. . . . . . . . . . . . . . . . . . . . .       $402,324     $593,718
Cost of sales. . . . . . . . . . . . . . . . . . .        297,833      336,675
                                                          -------      -------
Gross margin . . . . . . . . . . . . . . . . . . .        104,491      257,043

Operating expenses:
     Selling expenses. . . . . . . . . . . . . . .        293,349      317,405
     Research and development expenses . . . . . .        101,821      117,534
     General and administrative expenses . . . . .        186,251      214,416
                                                          -------      -------
      Total operating expenses . . . . . . . . . .        581,421      649,355
                                                          -------      -------

Operating loss . . . . . . . . . . . . . . . . . .       (476,930)    (392,312)
Other income/expenses
     Interest expense. . . . . . . . . . . . . . .        (17,686)       1,963
     Interest income . . . . . . . . . . . . . . .             --      (24,199)
                                                          -------      -------
      Total other income/expenses. . . . . . . . .        (17,686)     (22,236)
                                                          -------      -------

Net loss . . . . . . . . . . . . . . . . . . . . .      $(494,616)   $(370,076)
                                                         --------     --------
                                                         --------     --------

Net loss per share . . . . . . . . . . . . . . . .         $(0.14)      $(0.11)
                                                            -----        -----
                                                            -----        -----

Weighted average number of
     shares outstanding. . . . . . . . . . . . .        3,627,371    3,316,795
                                                        ---------    ---------
                                                        ---------    ---------


                   See accompanying notes to financial statements.

                          NICOLLET PROCESS ENGINEERING, INC.

                               Statements of Cash Flows
                For the Three Months Ended November 30, 1997 and 1996
                                     (Unaudited)

                                                            Three Months Ended
                                                               November 30
                                                            ------------------
                                                            1997          1996
                                                            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . . . . .      $(494,608)   $(370,075)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation/amortization. . . . . . . . . . .         80,672       63,259
     Accounts receivable . . . . . . . . . . . . .        333,744     (306,608)
     Inventories . . . . . . . . . . . . . . . . .         (2,332)     100,498
     Prepaid expenses. . . . . . . . . . . . . . .        (52,530)     (15,587)
     Accounts payable. . . . . . . . . . . . . . .        (93,112)     (26,727)
     Other current liabilities . . . . . . . . . .       (379,366)       7,784
     Accrued liabilities . . . . . . . . . . . . .          6,248       19,338
                                                            -----       ------

Net cash used in operating activities. . . . . . .       (601,284)    (528,118)
                                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
Total fixed assets . . . . . . . . . . . . . . . .             --      (46,327)
Other assets . . . . . . . . . . . . . . . . . . .         (1,200)     (48,322)
Capital-in-process . . . . . . . . . . . . . . . .        (97,811)     (84,226)
                                                          -------      -------

Net cash used in investing activities. . . . . . .        (99,011)    (178,875)
                                                          -------      -------

CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Proceeds from:
  Common stock . . . . . . . . . . . . . . . . . .        713,534      (56,174)
  Notes payable. . . . . . . . . . . . . . . . . .          2,100      (12,916)
  Deferred lease obligation. . . . . . . . . . . .         (1,546)      (1,546)
  Capitalized lease obligation . . . . . . . . . .         (1,270)      (1,451)
                                                           ------       ------

Net cash (used in)/from financing activities . . .        712,818      (72,087)
                                                          -------      -------

Net increase (decrease) in cash. . . . . . . . . .         12,523     (779,080)

Cash at beginning of period. . . . . . . . . . . .      $(128,595)  $2,171,624
                                                         --------    ---------

Cash at end of period. . . . . . . . . . . . . . .      $(116,072)  $1,392,544
                                                         --------    ---------
                                                         --------    ---------

                   See accompanying notes to financial statements.

                          NICOLLET PROCESS ENGINEERING, INC.
                                     Form 10-QSB
                                  November 30, 1997
                            Notes to Financial Statements

1.   BASIS OF PRESENTATION

     The unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements have been omitted or condensed pursuant to such rules and regulations. The information furnished reflects, in the opinion of the management of the Company, all adjustments (of only a normally recurring nature), necessary to present a fair statement of the results for the interim periods presented. Operating results for the three month period ended November 30, 1997 are not necessarily indicative of the results that may be expected for the year ended August 31, 1998. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB, as amended, dated August 31, 1997.

2.   NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THIS FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS FORM 10-QSB THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, WORDS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED UNDER THE CAPTION "IMPORTANT FACTORS TO CONSIDER" CONTAINED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB, AS AMENDED, FOR THE FISCAL YEAR ENDING AUGUST 31, 1997.

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

     The Company's third product line, the Machine Capability Analyzer (the "MCA"), is a portable, diagnostic instrument that troubleshoots machine performance for inconsistencies in operation and repeatability. During the fourth quarter of fiscal 1997 and first quarter of fiscal 1998, the Company, under an agreement with GE Plastics, an operating division of General Electric Corporation, began development of a new software module for the MCA to test the moldability of GE resins. This new module is being custom designed for GE Plastics and the company believes it will have broad application throughout GE Plastics and customers molding with GE resins. NPE has redesigned the MCA product to meet new specifications provided by Dow Chemical. Dow Chemical has purchased two prototypes for testing. The Company believes the newly designed product will also have applications across NPE's customer base.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDING NOVEMBER 30, 1997 COMPARED TO THREE MONTHS ENDING NOVEMBER 30, 1996

     NET SALES. Net sales decreased 32% to approximately $402,000 in the three months ended November 30, 1997 compared to approximately $594,000 in the three months ended November 30, 1996. The decrease was due to lower sales of the Die Casting Products of $187,000 for the three months ended November 30, 1997 compared to $363,000 for the prior year period. This was off set by increased sales of the PMRS to $49,000 for the three months ended November 30, 1997 compared to zero for the prior year period. Sales of the Machine Capability Analyzers decreased to $49,000 for the three months ended November 30, 1997 compared to $126,000 for the prior year period.

     GROSS MARGINS. The gross margin decreased to 26% of revenues in the three months ended November 30, 1997 compared to 39% of revenues for the prior year period. The decrease was due to increased amortization cost and warranty cost and reduced sales volume.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses decreased 8% to approximately $293,000 for the three months ended November 30, 1997 compared to approximately $317,000 in the prior year period. This decrease was due to reduced commission expenses, a result of low sales volume, and reduced advertising and trade show expenses.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased 14% to approximately $102,000 in the three months ended November 30, 1997 compared to approximately $118,000 for the prior year period. This decrease was primarily due to reduction of the technical staff during the last fiscal quarter.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 13% to approximately $186,000 compared to approximately $214,000 for the prior year period. This decrease is due to reduced expenditures in professional fees and corporate public relation expenses.

     INTEREST INCOME. Interest income decreased to zero for the three months ended November 30, 1997 compared to approximately $24,000 from the prior year period. The decrease is attributable to no investments made.

     INTEREST EXPENSES. Interest expenses increased to $18,000 for the three months ended November 30, 1997 compared to approximately $2,000 for the prior year period. The increase was due to increased usage of the line of credit.

     NET LOSS. The net loss for the three months ended November 30, 1997 was approximately $495,000 or $0.14 per share, compared to a net loss of approximately $370,000 or $0.11 per share for the three months ended November 30, 1996.

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

     Net cash used in operating activities was approximately $601,000 and $528,000 in the three months ended November 30, 1997 and 1996, respectively. The cash used was primarily related to operations. Net cash used in investing activities was approximately $99,000 and $179,000 in the three months ended November 30, 1997 and 1996, respectively. Net cash provided by (used in) financing activities was approximately $713,000 and $72,000 in the three months ended November 30, 1997 and 1996, respectively.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On November 7, 1997, pursuant to certain Subscription Agreements (collectively the "Subscription Agreements") dated as of November 7, 1997 by and between the Company and each of Oscar Capital Management, LLC ("Oscar Capital"), Anthony Scaramucci ("Scaramucci"), David R. Chamberlin ("Chamberlin") and Andrew
K. Boszhardt, Jr. ("Boszhardt") (Oscar Capital, Scaramucci, Chamberlin and Boszhardt are collectively referred to herein as the "Investors"), the Investors purchased an aggregate of 1,166,667 shares (the "Investor Shares") of common stock, no par value (the "Common Stock") of the Company at a price of $0.60 per share, for an aggregate purchase price of $700,000 (the "Transaction"). As a condition to the closing of the Transaction, the directors of the Company were required to purchase an aggregate of 100,000 shares of Common Stock of the
Company at a price of $0.60 per share (the "Directors Shares").   The 1,166,667
shares issued to the Investors in connection with the Transaction represented approximately 25.2% of the outstanding shares of Common Stock of the Company after the closing, approximately 34.6% of such outstanding Common Stock of the Company prior to the closing and approximately 19.5% of such outstanding Common Stock of the Company on a fully-diluted basis (assuming the exercise of all
stock options and warrants outstanding as of November 7, 1997).   All of the
Investors Shares and the Director Shares are "restricted stock," as defined in the rules promulgated under the Securities Act of 1933, as amended (the "1933 Act"). The Investors Shares also have certain demand and "piggyback" registration rights. Pursuant to the terms of the Subscription Agreements, the Company agreed to elect Boszhardt to the Company's Board of Directors. Mr. Pierce A. McNally and Mr. Robert A. Pitner, the Chairman of the Board and President and Chief Executive Officer of the Company, respectively, have agreed to vote their respective shares of Common Stock of the Company in favor of electing Mr. Boszhardt to the Board of Directors of the Company.

     All of the above sales were made in reliance on Section 4(2) and Regulation D under the 1933 Act for transactions not involving a public offering. With regard to the reliance by the Company upon the exemption from registration provided under Section 4(2) and Regulation D under the 1933 Act for the sales of the securities disclosed above, certain inquiries were made by the Company and certain representations and warranties were obtained from the Investors to establish that such sales qualified for such exemption from the registration requirements. In particular, the Company confirmed that with respect to the exemption claimed under Section 4(2) and Regulation D under the 1933 Act (i) all offers of sales and sales were made by personal contact from officers or directors of the Company or other persons closely associated with the Company,
(ii) each Investor made representations that he, she or it was sophisticated in relation to the investment (and the Company has no reason to believe such representations were incorrect), (iii) each purchaser gave assurance of investment intent and the certificates for the shares bear a legend accordingly, and (iv) offers and sales were made to a limited number of persons.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibit 27.1        Financial Data Schedule.

     (b) On November 17, 1997, the Company filed a Form 8-K with the Securities and Exchange Commission covering the Transaction described in Item 2 above. See
Item 2 for a description of the Transaction. No financial statements were filed with the Form 8-K filing on November 17, 1997.

                                     SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NICOLLET PROCESS ENGINEERING, INC.


Dated:  January 14, 1998           By:  /s/ Robert A. Pitner
                                      ---------------------------------------
                                        Robert A. Pitner
                                        President, Chief Executive Officer and
                                        Chief Financial Officer
                                        (principal financial officer)


                                   By:  /s/ John Sandberg
                                      ---------------------------------------
                                        John Sandberg
                                        Controller
                                        (principal accounting officer)

                                    Exhibit Index

Exhibit No.                   Description                        Location
-----------                   -----------                        --------

27.1          Financial Data Schedule. . . . . . . .        filed electronically