Form 10QSB
period 1998-02-28
NICOLLET PROCESS ENGINEERING INC
filed 1998-04-14
CIK 934520

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                     FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended February 28, 1998


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Transition Period From ____ to ____

                           Commission file number  0-27928

                          NICOLLET PROCESS ENGINEERING, INC.
          (Exact name of small business issuer as specified in its charter)

              Minnesota                                     41-1528120
---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
           or organization)

                  420 North Fifth Street, Ford Centre, Suite 1040
                                 Minneapolis, MN  55401
                     ------------------------------------------
                      (Address of principal executive offices)

                                   (612) 339-7958
                            ---------------------------
                            (Issuer's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


The number of shares of common stock, no par value, outstanding as of April 10, 1998 was 5,536,095.

Transitional Small Business Disclosure Format (Check One): YES [  ]  NO [X]

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          NICOLLET PROCESS ENGINEERING, INC.
                                    Balance Sheets
                  February 28, 1998 (Unaudited) and August 31, 1997


                                                       February 28,   August 31,
ASSETS                                                    1998           1997
------                                                 ------------   ----------
                                                       (Unaudited)      (Note)
Current Assets:
  Cash . . . . . . . . . . . . . . . . . . . . . .               0             0
  Short term investments . . . . . . . . . . . . .               0             0
  Net receivables. . . . . . . . . . . . . . . . .         213,621       815,942
  Accounts receivable -- related parties . . . . .          19,313        19,313
  Inventories. . . . . . . . . . . . . . . . . . .         160,239       190,813
  Prepaid expenses and other assets. . . . . . . .         147,229        21,103
                                                       ------------   ----------
       Total current assets. . . . . . . . . . . .         540,402     1,047,171
Property and equipment:
  Computer equipment . . . . . . . . . . . . . . .         486,594       486,594
  Furnishings and equipment. . . . . . . . . . . .         173,022       173,022
  Leasehold improvements . . . . . . . . . . . . .          70,211        70,211
                                                       ------------   ----------
                                                           729,827       729,827
  Less:  accumulated depreciation. . . . . . . . .        (446,164)     (387,423)
                                                       ------------   ----------
                                                           283,663       342,404
Other assets:
  License agreement. . . . . . . . . . . . . . . .          26,447        49,115
  Software development costs . . . . . . . . . . .         467,299       413,511
  Other assets . . . . . . . . . . . . . . . . . .          11,737        14,360
                                                       ------------   ----------
Total assets . . . . . . . . . . . . . . . . . . .       1,329,548     1,866,561
                                                       ------------   ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Checks written in excess of bank balance . . . .         167,559       128,595
  Customer deposits. . . . . . . . . . . . . . . .          56,470             0
  Notes payable -- current portion . . . . . . . .          49,655        49,655
  Notes payable -- line of credit. . . . . . . . .           7,118       486,538
  Accounts payable . . . . . . . . . . . . . . . .         748,668       536,360
  Accrued payroll liabilities. . . . . . . . . . .          83,220        58,173
  Current portion of capitalized
   lease obligation. . . . . . . . . . . . . . . .           3,518         7,496
  Accrued liabilities. . . . . . . . . . . . . . .           2,361        70,972
                                                       ------------   ----------
     Total current liabilities . . . . . . . . . .       1,118,569     1,337,789

Long term notes. . . . . . . . . . . . . . . . . .           8,798        23,401
Capitalized lease obligation . . . . . . . . . . .               0             0
Deferred revenue . . . . . . . . . . . . . . . . .          26,500        26,000
Deferred rent. . . . . . . . . . . . . . . . . . .           4,850         6,610
Shareholders' equity (deficit):
  Common stock, no par value:
     Authorized shares -- 12,000,000; issued and
       outstanding shares 3,368,527 at August 31,
       1997 and 3,992,087 at February 28, 1998 . .       8,612,019     7,653,600

  Accumulated deficit. . . . . . . . . . . . . . .      (8,439,688)   (7,179,339)
                                                       ------------   ----------
                                                           172,331       474,261
  Less stock subscriptions receivable. . . . . . .          (1,500)       (1,500)
                                                       ------------   ----------
Total shareholders' equity (deficit) . . . . . . .         170,831       472,761
                                                       ------------   ----------
Total liabilities and shareholders' equity . . . .       1,329,548     1,866,561
                                                       ------------   ----------

Note: The balance sheet as of August 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

                   See accompanying notes to financial statements.

                          NICOLLET PROCESS ENGINEERING, INC.

                               Statements of Operations
            For the Three Months and Six Months Ended February 28, 1998
                                and February 28, 1997
                                     (Unaudited)


                                             Three Months Ended              Six Months Ended
                                             ------------------              ----------------
                                        February 28,    February 28,    February 28,    February 28,
                                        ------------    ------------    ------------    ------------
                                            1998            1997            1998            1997
                                            ----            ----            ----            ----
Net sales. . . . . . . . . . . . . . .    $302,450        $520,936        $704,774       $1,114,654
Cost of sales. . . . . . . . . . . . .     271,189         349,954         568,999          686,629
                                        ------------    ------------    ------------    ------------
Gross margin . . . . . . . . . . . . .      31,261         170,982         135,775          428,025

Operating expenses:
     Selling expenses. . . . . . . . .     375,696         312,611         669,043          630,016
     Research and development
      expenses . . . . . . . . . . . .     154,223         102,827         256,044          220,361
     General and administrative
      expenses . . . . . . . . . . . .     245,522         216,602         431,775          431,018
                                        ------------    ------------    ------------    ------------
       Total operating expenses. . . .     775,441         632,040       1,356,862        1,281,395
                                        ------------    ------------    ------------    ------------

Operating loss . . . . . . . . . . . .    (744,180)       (461,056)     (1,221,087)        (853,370)
Other income/expenses
     Interest expense. . . . . . . . .      21,582           2,318          39,268            4,281
     Interest income . . . . . . . . .           0         (14,502)              0          (38,701)
                                        ------------    ------------    ------------    ------------
       Total other income/expenses . .      21,582         (12,184)         39,268          (34,420)
                                        ------------    ------------    ------------    ------------

Net loss . . . . . . . . . . . . . . .   $(765,762)      $(448,874)    $(1,260,355)       $(818,950)
                                        ------------    ------------    ------------    ------------

Net loss per share . . . . . . . . . .      $(0.19)         $(0.14)         $(0.32)          $(0.25)
                                        ------------    ------------    ------------    ------------

Weighted average number of
     shares outstanding  . . . . . . .   3,992,087       3,317,008       3,992,087         3,317,008
                                        ------------    ------------    ------------    ------------

                See accompanying notes to financial statements.

                          NICOLLET PROCESS ENGINEERING, INC.
                               Statements of Cash Flows
           For the Six Months Ended February 28, 1998 and February 28, 1997
                                     (Unaudited)

                                                               Six Months Ended
                                                               ----------------
                                                     February 28, 1998   February 28, 1997
                                                     -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . . . . .      (1,260,355)            (818,950)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation/amortization . . . . . . . . . .         161,344              124,065
       Accounts receivable . . . . . . . . . . . .         602,320             (270,395)
       Inventories . . . . . . . . . . . . . . . .          30,574              114,426
       Prepaid expenses. . . . . . . . . . . . . .        (126,125)             (26,800)
       Accounts payable. . . . . . . . . . . . . .         212,307              (64,191)
       Other current liabilities . . . . . . . . .        (433,285)              34,554
       Accrued liabilities . . . . . . . . . . . .         (32,729)            (116,845)
                                                     -----------------   -----------------
Net cash used in operating activities. . . . . . .        (845,949)          (1,024,136)
                                                     -----------------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
Total fixed assets . . . . . . . . . . . . . . . .               0              (47,357)
Other assets . . . . . . . . . . . . . . . . . . .          (1,200)             (48,322)
Capital-in-process . . . . . . . . . . . . . . . .        (129,898)            (297,463)
                                                     -----------------   -----------------

Net cash used in investing activities. . . . . . .        (131,098)            (393,142)

CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Proceeds from:
  Common stock . . . . . . . . . . . . . . . . . .         958,419              (59,174)
  Stock subscription received. . . . . . . . . . .               0                3,000
  Notes payable. . . . . . . . . . . . . . . . . .         (14,603)             (75,147)
  Deferred lease obligation. . . . . . . . . . . .          (3,092)              (3,092)
  Capitalized lease obligation . . . . . . . . . .          (2,646)              (2,888)
                                                     -----------------   -----------------

Net cash (used in)/from financing activities . . .         938,078             (137,301)
                                                     -----------------   -----------------

Net decrease in cash . . . . . . . . . . . . . . .         (38,969)          (1,554,578)

Cash at beginning of period. . . . . . . . . . . .        (128,595)          (2,171,623)

Cash at end of period. . . . . . . . . . . . . . .        (167,564)             617,046
                                                     -----------------   -----------------

                   See accompanying notes to financial statements.

                        NICOLLET PROCESS ENGINEERING, INC.

                                    Form 10-QSB

                                  February 28, 1998

                            Notes to Financial Statements

1.   BASIS OF PRESENTATION

     The unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements have been omitted or condensed pursuant to such rules and regulations. The information furnished reflects, in the opinion of the management of the Company, all adjustments (of only a normally recurring nature) necessary to present a fair statement of the results for the interim periods presented. Operating results for the three and six month periods ended February 28, 1998 are not necessarily indicative of the results that may be expected for the year ended August 31, 1998. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-QSB dated August 31, 1997.

2.   NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS.

     THIS FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS FORM 10-QSB THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, WORDS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED UNDER THE CAPTION "IMPORTANT FACTORS TO CONSIDER" CONTAINED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB, AS AMENDED, FOR THE FISCAL YEAR ENDED AUGUST 31, 1997.

OVERVIEW

     Nicollet Process Engineering, Inc.'s ("NPE" or the "Company") mission is to assist customers in turning factory floor information into revenues and profits. NPE is focused on the information technology requirements of manufacturers for better managing production processes and supporting management decisions. NPE designs, manufacturers, markets and supports high speed data acquisition systems that bring a range of solutions to solve process automation problems, including process visualization, machine and process control and real-time database management products. The Company currently focuses on the die casting and plastics injection molding industries with industry specific process monitoring and control systems, client/server software and machine diagnostic instruments.

     The Company has developed die casting industry specific, "turn-key" manufacturing information and process control system ("Process Vision") which, on a real-time basis, monitors, collects an displays machine performance data, monitors process performance continuously against pre-set values, provide feedback to the machine's controller to bring out of tolerance performance back into conformance, and aggregates data for real-time presentation of process reports for use by the machine operator. As part of its product offering to die casting industry, the Company has also developed client/server software (the "Client/Server Software" which together with Process Vision are referred to as the "Die Casting Products"), which provides access to factory floor data stored in file servers and distributes that data, on a real-time basis, to all levels of an organization in either preprogrammed report formats or on a defined basis.

     The Company has developed a line of products in the plastics injection molding industry that provides process and production monitoring to all levels of an organization. The Company's plastics monitoring product is also a "turn key" manufacturing information system (the "Plastics Monitoring System") which on a real-time basis, monitors, collects and displays machine performance data, monitors process performance continuously against pre-set values and provides the information collected and analyzed to all levels of an organization. In February 1997, the Company introduced a second product to the plastics industry--the PMRS. The Company's production monitoring and reporting system (the "PMRS") collects production information, such as cycle time and number of parts manufactured, from machines at the factory floor level and provides specific production reports to the machine operator or, at the customer's option, to all levels of the organization. During the first quarter of fiscal 1997, in conjunction with and at the request of several original equipment manufacturers (OEMs), the Company developed a modified version of the Plastics Monitoring System that offers a direct connection to the plastic injection molding machine for process monitoring (the "Direct Connect" which together with the Plastics Monitoring System and PMRS are referred to as the "Plastics Products"), thereby eliminating the need for specialized computer hardware to run process monitoring.

     The Company's third product line, the Machine Capability Analyzer (the "MCA"), is a portable, diagnostic instrument that troubleshoots machine performance for inconsistencies in operation and repeatability. During the fourth quarter of fiscal 1997 and the first quarter of fiscal 1998, the Company, under an agreement with GE Plastics, an operating division of General Electric Corporation, developed a new software module for the MCA to test the moldability of GE resins. The custom design of this new module was completed for GE Plastics during the second quarter of fiscal 1998, and the Company believes it will have broad application throughout GE Plastics and its customers molding with GE resins. NPE has also redesigned the MCA product to meet new specifications provided by Dow Chemical. Dow Chemical has purchased two prototypes of the newly redesigned MCA product for testing. The Company believes that the new software module for the MCA developed for GE Plastics and the newly designed product for Dow Chemical will have applications across NPE's customer base.

     During the last fiscal year, the Company focused substantially all of the Company's research and development efforts in modularizing the Company's Plastics Monitoring System. In addition, during the second quarter of fiscal 1998, the Company converted the operation platform software for the Plastics Products. The Company's Plastics Products are now engineered to allow customers to mix and match modules according to a customer's specific needs, thereby permitting easy migration from simpler starter systems, such as the PMRS, to more sophisticated process monitoring and client/server level information gathering systems.

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED FEBRUARY 28, 1998 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED FEBRUARY 28, 1997

     NET SALES. Net sales decreased 42% to approximately $302,000 in the three months ended February 28, 1998, compared to approximately $521,000 in the three months ended February 28, 1997. Net sales decreased 37% to approximately $705,000 in the six months ended February 28, 1998, compared to approximately $1.1 million in the six months ended February 28, 1997. The decrease in the net sales for the second fiscal quarter and six month period ended February 28,1998 was due to delays in bookings, extended design efforts and the software conversion process of the Plastics Products.

     Sales of the Company's die casting NPE System in the three months ended February 28, 1998 decreased approximately 23% to approximately $137,000. Sales of the Company's die casting NPE System in the six months ended February 28, 1998 decreased approximately 40% to approximately $324,000. The decrease for the six month period ended February 28, 1997 was due to delays in booking major orders. A number of these orders have since been placed, and Company's die casting backlog was approximately $342,000 as of April 10, 1998.

     Sales of the Plastics Products decreased 77% to approximately $26,000 in the three months ended February 28, 1998, compared to approximately $114,000 in the prior year period. Sales of the Plastics Products decreased 28% to approximately $84,000 in the six months ended February 28, 1998, compared to approximately $117,000 in the prior year period. The decrease for both the three month and six month periods ended February 28, 1998 was due primarily to data conversion delays. This conversion was completed during the second quarter of fiscal 1998. The new software platform was installed at existing customer sites and the Company believes that the product is now stable.

     Sales of the MCAs decreased 41% to $88,000 in the three months ended February 28, 1998, compared to approximately $149,000 in the prior year period. Sales of MCAs decreased 44% to $154,000 in the six months ended February 28, 1998, compared to approximately $275,000 in the prior year period. The decrease in both the three months and six months ended February 28, 1998 was due to vendor technical problems with the laptop analyzer docking station, which caused no availability of the product. The design of a new analyzer was completed in March 1998 and contains feature upgrades including integrated signal conditioning.

     GROSS MARGINS. The gross margin decreased to 10% of revenues in the three months ended February 28, 1998, compared to 28% of revenues in the prior year period. The gross margin decreased to 19% of revenues in the six months ended February 28, 1998, compared to 33% of revenues in the prior year period. The decrease in both the three month and six month period ended February 28, 1998 was due primarily to continued warranty costs associated with software conversion installation. and training for existing customers There was $70,000 of warranty costs for the six month period ended February 28, 1998.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses increased 20% to approximately $376,000 in the three months ended February 28, 1998, compared to approximately $313,000 in the prior year period. Sales and marketing expenses increased 6% to approximately $669,000 in the six months ended February 28, 1998, compared to approximately $630,000 in the prior year period. This increase in both the three months and six months ended February 28, 1998 was due to additions to the sales force during the first quarters of fiscal 1998 and increased advertising cost associated with the new Plastic Products.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 50% to approximately $154,000 in the three months ended February 28, 1998, compared to approximately $103,000 in the prior year period. Research and development expenses increased 16% to approximately $256,000 in the six months ended February 28, 1998, compared to approximately $220,000 in the prior year period. This increase, in both the three month and six month periods ended February 28, 1998, was due to lower capitalization of development cost which resulted in increased expenses. The increase in research and development expenses was offset by reductions in technical staff during the second quarter of fiscal 1998. The Company capitalized approximately $130,000 in software development costs relating to development of the NPE programmable logic controller, the new MCA analyzer and the PMRS software.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 13% to approximately $246,000 in the three months ended February 28, 1998, compared to approximately $217,000 in the prior year. General and administrative expenses increased only 0.2% to approximately $432,000 in the six months ended February 28, 1998, compared to approximately $431,000 in the prior year. This slight increase, in both the three month and six month period ended February 28, 1998, was due to an increase in legal and accounting fees relating to the Company's public company obligations.

     INTEREST INCOME. Interest income decreased to $0 in both the three months and the six months ended February 28, 1998, compared to $14,502 and $38,268, respectively, for the same prior periods. This decrease, in both the three months and six months ended February 28, 1998, was due to no securities investments.

     INTEREST EXPENSES.   Interest expenses increased to approximately $22,000
in the three months ended February 28, 1998, compared to approximately $2,000 in the prior year period. Interest expenses increased to approximately $39,000 in the six months ended February 28, 1998, compared to approximately $4,000 in the prior year period. This increase, in both the three months and six months ended February 28, 1998, was due to an increase in outstanding debt by use of the bank line of credit.

     NET LOSS. The net loss for the three months ended February 28, 1998 was approximately $767,000 or $0.19 per share, compared to a net loss of approximately $448,000 or $0.14 per share for the three months ended February 29, 1997. The net loss for the six months ended February 28, 1998 was approximately $1,260,000 or $.32 per share, compared to a net loss of approximately $819,000 or $.25 per share for the six months ended February 29, 1996. The increase in the net loss, in both the three months and six months ended February 28, 1998, is due primarily to a reduction in net sales and increased sales and marketing expenses.

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

     In May 1997, the Company entered into two lines of credit with Norwest Business Credit, Inc. and Norwest Bank Minnesota, National Association (collectively, "Norwest") for an aggregate of up to $800,000 in borrowings (the "Credit Facilities"). The Credit Facilities are discretionary and have a term of one year. Credit availability under these facilities based on accounts receivable of the Company's United States operations and accounts receivable and inventories of the Company's international operations. The Credit Facilities are used primarily to finance working capital. As of February 28, 1998, the Company borrowed approximately $7,000 under the Credit Facilities.

     On November 7, 1997, the Company completed a private placement of an aggregate of 1,266,667 shares of Common Stock. The gross proceeds to the Company from the private placement were approximately $760,000.

     On February 26, 1998, the Company sold 450,000 shares of Common Stock for an aggregate purchase price of $250,000. On March 12, 1998, the Company sold an additional 450,000 shares of Common Stock for aggregate proceeds of $225,000.

     Management believes cash and investments will fund operations through August 1998. Net cash used in operating activities was approximately $846,000 and $1.0 million in the six months ended February 28, 1998 and February 28, 1997, respectively. The cash used was primarily related to operations.

     The Company anticipates capital expenditures of approximately $50,000 through fiscal 1998 for use in purchasing engineering test facility equipment, production equipment and training and demo presentation equipment.

     With the proceeds of the private placements in November 1997 and February and March, 1998, the Company believes that sufficient liquidity is available to satisfy its working capital needs at least through August 1998.

                            PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     There are no material pending legal, governmental, administrative or other proceedings to which the Company is a party or of which any of its property is the subject.

ITEM 2.  CHANGES IN SECURITIES.

     On February 26, 1998, the Company sold 450,000 shares of Common Stock at a price of $0.50 per share, for an aggregate purchase price of $225,000, to Andrew
K. Boszhardt, Jr., a director and shareholder of the Company. On March 12, 1998, the Company sold an addition 450,000 shares of Common Stock, at a price of $0.50 per share, for an aggregate purchase price of $225,000, to Andrew K. Boszhardt, Jr. and Anthony Scaramucci.

     The sales of Common Stock in February and March 1998 were made in reliance on Section 4(2) and Regulation D under the 1933 Act for transactions not involving a public offering. With regard to the reliance by the Company upon the exemption from registration provided under Section 4(2) and Regulation D under the 1933 Act for the sales of the securities disclosed above, certain inquiries were made by the Company and certain representations and warranties were obtained from the purchasers to establish that such sales qualified for such exemption from the registration requirements. In particular, the Company confirmed that with respect to the exemption claimed under Section 4(2) and Regulation D under the 1933 Act (i) all offers of sales and sales were made by personal contact from officers or directors of the Company or other persons closely associated with the Company, (ii) each purchaser made representations that he was sophisticated in relation to the investment (and the Company has no reason to believe such representations were incorrect), (iii) each purchaser gave assurance of investment intent and the certificates for the shares bear a legend accordingly, and (iv) offers and sales were made to a limited number of persons.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     An annual meeting of the shareholders of the Company was held on February 5, 1998. The meeting involved the election of directors, and Pierce A. McNally, Robert A. Pitner, Andrew K. Boszhardt, Jr., Thomas W. Bugbee and Benton J. Case, Jr. were elected to serve as directors until the next Annual Meeting of Shareholders, or until their respective successors are elected and qualified. The votes cast For and Against, with respect to each nominee, were as follows:

                                       Number of Votes
                                   ----------------------
     Director                         For         Against
     --------                      ---------      -------
     Pierce A. McNally             3,640,330      35,059
     Robert A. Pitner              3,626,730      48,659
     Andrew K. Boszhardt, Jr.      3,643,730      31,659
     Thomas W. Bugbee              3,643,730      31,659
     Benton J. Case, Jr.           3,641,030      34,359

     The shareholders also considered and acted upon a proposal to ratify the appointment of Ernst & Young, LLP, certified public accountants, as independent auditors for the Company for the year ending August 31, 1998. This proposal was approved by 3,628,801 shares of Common Stock of the Company (or approximately 98.7% of the shares of Common Stock represented at the meeting). The proposal was approved with 25,250 shares of Common Stock voting against and 21,338 shares of Common Stock abstaining. Broker non-votes were zero.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibit 27.1   Financial Data Schedule.

     (b) No Current Reports on Form 8-K were filed during the fiscal quarter ended February 28, 1998.

                                      SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NICOLLET PROCESS ENGINEERING, INC.


Dated:  April 14, 1998             By:  /s/ Robert A. Pitner
                                        ---------------------------------------
                                            Robert A. Pitner
                                            President, Chief Executive Officer
                                            and Chief Financial Officer
                                            (principal executive officer)


                                   By:  /s/ John Sandberg
                                        ---------------------------------------
                                            John Sandberg
                                            Controller
                                            (principal accounting officer)

                         NICOLLET PROCESS ENGINEERING, INC.
                          QUARTERLY REPORT ON FORM 10-QSB
                       FISCAL QUARTER ENDED FEBRUARY 28, 1998

                                   EXHIBIT INDEX


Exhibit No.         Description                       Location
-----------         -----------                       --------
27.1           Financial Data Schedule       Filed herewith electronically