Form 10QSB
period 1998-05-31
NICOLLET PROCESS ENGINEERING INC
filed 1998-07-15
CIK 934520

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549

                                     FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarterly Period Ended May 31, 1998


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Transition Period From ____ to ____

                           Commission file number  0-27928

                          NICOLLET PROCESS ENGINEERING, INC.
          (Exact name of small business issuer as specified in its charter)

               Minnesota                            41-1528120
     ---------------------------------  ---------------------------------
     (State or other jurisdiction       (IRS Employer Identification No.)
     of incorporation or organization)

                   420 North Fifth Street, Ford Centre, Suite 1040
                                Minneapolis, MN  55401
                    ----------------------------------------
                    (Address of principal executive offices)

                                    (612) 339-7958
                           ---------------------------
                            (Issuer's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


The number of shares of common stock, no par value, outstanding as of July 6, 1998 was 5,545,195.

Transitional Small Business Disclosure Format (Check One): YES [ ]  NO [X]

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                       NICOLLET PROCESS ENGINEERING, INC.
                                 Balance Sheets
                  May 31, 1998 (Unaudited) and August 31, 1997



                                                                                            May 31,           August 31,
ASSETS                                                                                       1998                1997
-------                                                                                   ----------          ----------
                                                                                          (Unaudited)           (Note)
Current Assets:
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              0                   0
   Short term investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              0                   0
   Net receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  107,306          $  815,942
   Accounts receivable -- related parties . . . . . . . . . . . . . . . . . . . . . .         19,313              19,313
   Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        148,464             190,813
   Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . . . . . .        112,694              21,103
                                                                                          ----------          ----------
        Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        387,777           1,047,171
Property and equipment:
   Computer equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        497,596             486,594
   Furnishings and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        176,647             173,022
   Leasehold improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         70,211              70,211
                                                                                          ----------          ----------
                                                                                             744,454             729,827
   Less:  accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . .       (477,093)           (387,423)
                                                                                          ----------          ----------
                                                                                             267,361             342,404
Other assets:
   License agreement. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15,112              49,115
   Software development costs . . . . . . . . . . . . . . . . . . . . . . . . . . . .        433,471             413,511
   Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,825              14,360
                                                                                          ----------          ----------
Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,113,546          $1,866,561
                                                                                          ----------          ----------
                                                                                          ----------          ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Checks written in excess of bank balance . . . . . . . . . . . . . . . . . . . . .     $  133,709          $  128,595
   Customer deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        126,340                   0
   Notes payable -- current portion . . . . . . . . . . . . . . . . . . . . . . . . .         46,652              49,655
   Notes payable -- line of credit. . . . . . . . . . . . . . . . . . . . . . . . . .        142,253             486,538
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        753,643             536,360
   Accrued payroll liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .        112,593              58,173
   Current portion of capitalized lease obligation. . . . . . . . . . . . . . . . . .          1,971               7,496
   Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,223              70,972
                                                                                          ----------          ----------
        Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .      1,331,384           1,337,789
Long term notes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              0              23,401
Capitalized lease obligation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,395                   0
Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             ,0              26,000
Deferred rent . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,299               6,610
Shareholders' equity (deficit):
   Common stock, no par value:
     Authorized shares -- 12,000,000; issued and outstanding shares
       3,368,527 at August 31, 1997 and 4,535,095 at May 31, 1998 . . . . . . . . . .      8,931,019           7,653,600
   Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (9,162,051)         (7,179,339)
                                                                                          ----------          ----------
                                                                                            (231,032)            474,261
   Less stock subscriptions receivable. . . . . . . . . . . . . . . . . . . . . . . .         (1,500)             (1,500)
                                                                                          ----------          ----------
Total shareholders' equity (deficit). . . . . . . . . . . . . . . . . . . . . . . . .       (232,532)            472,761
                                                                                          ----------          ----------
Total liabilities and shareholders' equity. . . . . . . . . . . . . . . . . . . . . .     $1,113,546          $1,866,561
                                                                                          ----------          ----------
                                                                                          ----------          ----------



Note: The balance sheet as of August 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.
                   See accompanying notes to financial statements.

                            NICOLLET PROCESS ENGINEERING, INC.

                            Statements of Operations
    For the Three Months and Nine Months Ended May 31, 1998 and May 31, 1997
                                  (Unaudited)



                                                           Three Months Ended                Nine Months Ended
                                                           ------------------                -----------------
                                                      May,31, 1998     May 31, 1997    May 31, 1998     May 31, 1997
                                                      ------------     ------------   -------------    -------------
Net sales . . . . . . . . . . . . . . . . . . . .     $  160,378       $  683,025     $    865,152      $ 1,797,679
Cost of sales . . . . . . . . . . . . . . . . . .        197,657          396,123          766,656        1,082,752
                                                      ----------       ----------     ------------      -----------

Gross margin. . . . . . . . . . . . . . . . . . .        (37,279)         286,902          135,775          714,927
Operating expenses:
     Selling expenses . . . . . . . . . . . . . .        330,638          299,703          999,681          929,719
     Research and development
     expenses . . . . . . . . . . . . . . . . . .        118,651          207,034          374,695          427,395
     General and administrative
     expenses . . . . . . . . . . . . . . . . . .        151,469          281,651          583,244          712,669
                                                      ----------       ----------     ------------      -----------
        Total operating expenses. . . . . . . . .        600,758          788,388        1,957,620        2,069,783
                                                      ----------       ----------     ------------      -----------
Operating loss. . . . . . . . . . . . . . . . . .       (638,037)        (501,486)      (1,859,124)      (1,354,856)
Other income/expenses
     Interest expense . . . . . . . . . . . . . .         84,324            2,730          123,592            7,011
     Interest income. . . . . . . . . . . . . . .              0           (4,628)               0          (43,329)
                                                      ----------       ----------     ------------      -----------
        Total other
        income/expenses . . . . . . . . . . . . .              0             (759)               0             (759)
                                                      ----------       ----------     ------------      -----------
Net loss. . . . . . . . . . . . . . . . . . . . .     $ (722,361)      $ (498,829)    $ (1,982,716)     $(1,317,779)
                                                      ----------       ----------     ------------      -----------
Net loss per share. . . . . . . . . . . . . . . .     $    (0.16)          $(0.15)          $(0.44)     $     (0.40)
                                                      ----------       ----------     ------------      -----------
Weighted average number of
     shares outstanding . . . . . . . . . . . . .      4,456,816        3,324,879        4,456,816        3,317,008
                                                      ----------       ----------     ------------      -----------
                                                      ----------       ----------     ------------      -----------

                See accompanying notes to financial statements.

                       NICOLLET PROCESS ENGINEERING, INC.
                            Statements of Cash Flows
             For the Nine Months Ended May 31, 1998 and May 31, 1997
                                   (Unaudited)



                                                                       Nine Months Ended
                                                                       -----------------
                                                               May 31, 1998        May 31, 1997
                                                               ------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss. . . . . . . . . . . . . . . . . . . . . . . .         (1,982,716)          (1,317,779)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation/amortization . . . . . . . . . . . . .            247,522              208,165
      Accounts receivable . . . . . . . . . . . . . . .            708,635             (360,527
      Inventories . . . . . . . . . . . . . . . . . . .             42,348              121,407
      Prepaid expenses. . . . . . . . . . . . . . . . .            (91,591)             (37,610)
      Accounts payable. . . . . . . . . . . . . . . . .            217,282               80,000)
      Other current liabilities . . . . . . . . . . . .           (257,784)              21,789
      Accrued liabilities . . . . . . . . . . . . . . .              8,506              (82,885)
                                                                ----------          ------------

Net cash used in operating activities . . . . . . . . .         (1,107,793)          (1,367,440)
                                                                ----------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Total fixed assets. . . . . . . . . . . . . . . . . . .            (14,626)             (43,199)
Other assets. . . . . . . . . . . . . . . . . . . . . .            (36,710)            (367,161)
Capital-in-process. . . . . . . . . . . . . . . . . . .           (102,563)            (151,027)
                                                                ----------          ------------

Net cash used in investing activities . . . . . . . . .           (153,900)            (561,387)

CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Proceeds from:
  Common stock. . . . . . . . . . . . . . . . . . . . .          1,277,419              (59,174)
  Stock subscription received . . . . . . . . . . . . .                  0                 3000
  Notes payable . . . . . . . . . . . . . . . . . . . .            (12,006)             (87,390)
  Deferred lease obligation . . . . . . . . . . . . . .             (4,638)              (4,638)
  Capitalized lease obligation. . . . . . . . . . . . .             (4,197)              (4,245)
                                                                ----------          ------------

Net cash (used in)/from financing activities. . . . . .          1,256,578             (152,447)
                                                                ----------          ------------

Net decrease in cash. . . . . . . . . . . . . . . . . .         $   (5,114)         $(2,081,273

Cash at beginning of period . . . . . . . . . . . . . .            128,595           (2,171,623)

Cash at end of period . . . . . . . . . . . . . . . . .         $(133,,709)         $    90,350
                                                                ----------          ------------
                                                                ----------          ------------

                See accompanying notes to financial statements.

                          NICOLLET PROCESS ENGINEERING, INC.

                                     Form 10-QSB

                                     May 31, 1998

                            Notes to Financial Statements

1.   BASIS OF PRESENTATION

     The unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements have been omitted or condensed pursuant to such rules and regulations. The information furnished reflects, in the opinion of the management of the Company, all adjustments (of only a normally recurring nature) necessary to present a fair statement of the results for the interim periods presented. Operating results for the three and nine month periods ended May 31, 1998 are not necessarily indicative of the results that may be expected for the year ended August 31, 1998. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB dated August 31, 1997.

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

     The Company has developed die casting industry specific, "turn-key" manufacturing information and process control system ("Process Vision") which, on a real-time basis, monitors, collects and displays machine performance data, monitors process performance continuously against pre-set values, provides feedback to the machine's controller to bring out of tolerance performance back into conformance, and aggregates data for real-time presentation of process reports for use by the machine operator. As part of its product offering to die casting industry, the Company has also developed client/server software (the "Client/Server Software" which together with Process Vision are referred to as the "Die Casting Products"), which provides access to factory floor data stored in file servers and distributes that data, on a real-time basis, to all levels of an organization in either preprogrammed report formats or on a defined basis.

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

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED MAY 31, 1998 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED MAY 31, 1997

     NET SALES. Net sales decreased 77% to approximately $160,000 in the three months ended May 31, 1998, compared to approximately $683,000 in the three months ended May 31, 1997. Net sales decreased 52% to approximately $865,000 in the nine months ended May 31, 1998, compared to approximately $1.8 million in the nine months ended May 31, 1997. The decrease in the net sales for the third fiscal quarter and nine month period ended May 31, 1998 was due to delays in bookings, extended design efforts and the software conversion process of the Plastics Products.

     Sales of the Company's die casting NPE System in the three months ended May 31, 1998 decreased approximately 93% to approximately $27,000. Sales of the Company's die casting NPE System in the nine months ended May 31, 1998 decreased approximately 63% to approximately $352,000. The decrease for the nine month period ended May 31, 1998 was due to delays in booking major orders. A number of these orders have since been placed, and Company's die casting backlog was approximately $390,000 as of June 30, 1998.

     Sales of the Plastics Products decreased 64% to approximately $20,000 in the three months ended May 31, 1998, compared to approximately $55,000 in the prior year period. Sales of the Plastics Products decreased 41% to approximately $104,000 in the nine months ended May 31, 1998, compared to approximately $172,000 in the prior year period. The decrease for both the three month and nine month periods ended May 31, 1998 was due primarily to data conversion delays. This conversion was completed during the second quarter of fiscal 1998. The new software platform was installed at existing customer sites and the Company believes that the product is now stable.

     Sales of the MCAs decreased 52% to $65,000 in the three months ended May 31, 1998, compared to approximately $136,000 in the prior year period. Sales of MCAs decreased 47% to $219,000 in the nine months ended May 31, 1998, compared to approximately $411,000 in the prior year period. The decrease in both the three months and nine months ended May 31, 1998 was due to vendor technical problems with the laptop analyzer docking station, which caused no availability of the product. The design of a new analyzer was completed in March 1998 and contains feature upgrades including integrated signal conditioning. Bookings have increased during the third quarter, and the backlog is $48,000 as of June 30, 1998.

     GROSS MARGINS. The gross margin decreased to (23%) of revenues in the three months ended May 31, 1998, compared to 35% of revenues in the prior year period. The gross margin decreased to 11% of revenues in the nine months ended May 31, 1998, compared to 34% of revenues in the prior year period. The decrease in both the three month and nine month period ended May 31, 1998 was due primarily to the decrease in revenues and continued warranty costs associated with software conversion installation. and training for existing customers There was $97,000 of warranty costs for the nine month period ended May 31, 1998.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses increased 10% to approximately $331,000 in the three months ended May 31, 1998, compared to approximately $300,000 in the prior year period. Sales and marketing expenses increased 8% to approximately $1.0 million in the nine months ended May 31, 1998, compared to approximately $930,000 in the prior year period. This increase in both the three months and nine months ended May 31 1998 was due to additions to the sales force during the first quarters of fiscal 1998 and increased advertising cost associated with the new Plastic Products.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased 43% to approximately $119,000 in the three months ended May 31, 1998, compared to approximately $207,000 in the prior year period. Research and development expenses decreased 12% to approximately $375,000 in the nine months ended May 31, 1998, compared to approximately $427,000 in the prior year period. This decrease, in both the three month and nine month periods ended May 31, 1998, was due to reductions in technical staff during the first and second quarters of fiscal 1998. The Company capitalized approximately $133,000 in software development costs relating to development of the NPE programmable logic controller, the new MCA analyzer and the PMRS software.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 46% to approximately $151,000 in the three months ended May 31, 1998, compared to approximately $282,000 in the prior year. General and administrative expenses decreased 18% to approximately $583,000 in the nine months ended May 31, 1998, compared to approximately $713,000 in the prior year. This decrease, in both the three month and nine month period ended May 31, 1998, was due to decreases in legal fees, travel expenses, investor relations and corporate communication expenses.

     INTEREST INCOME. Interest income decreased to $0 in both the three months and the nine months ended May 31, 1998, compared to $4,628 and $43,329, respectively, for the same prior periods. This decrease, in both the three months and nine months ended May 31, 1998, was due to no securities investments.

     INTEREST EXPENSES.   Interest expenses increased to approximately $84,000
in the three months ended May 31, 1998, compared to approximately $3,000 in the prior year period. Interest expenses increased to approximately $124,000 in the nine months ended May 31, 1998, compared to approximately $7,000 in the prior year period. This increase, in both the three months and nine months ended May 31, 1998, was due to an increase in outstanding debt by use of the bank line of credit.

     NET LOSS. The net loss for the three months ended May 31, 1998 was approximately $722,000 or $0.16 per share, compared to a net loss of approximately $498,000 or $0.15 per share for the three months ended May 31, 1997. The net loss for the nine months ended May 31, 1998 was approximately $1,983,000 or $.44 per share, compared to a net loss of approximately $1,318,000 or $.40 per share for the nine months ended May 31, 1997. The increase in the net loss, in both the three months and nine months ended May 31, 1998, is due primarily to a reduction in net sales and increased cost of and sales and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

     In May 1997, the Company entered into two lines of credit with Norwest Business Credit, Inc. and Norwest Bank Minnesota, National Association (collectively, "Norwest") for an aggregate of up to $800,000 in borrowings (the "Credit Facilities"). In June 1998, Norwest assigned all of its rights and obligations under the Credit Facilities to TECHinspirations, Inc. (TECH). The Credit Facilities are discretionary. Credit availability under these facilities is based on accounts receivable of the Company's United States operations and accounts receivable and inventories of the Company's international operations. The Credit Facilities are used primarily to finance working capital. As of June 30 1998, the Company borrowed approximately $800,000 under the Credit Facilities.

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

     Management believes cash available through its Credit Facilities and aditional equity investments will fund operations through August 1998. Net cash used in operating activities was approximately $1.1 million and $1.4 million in the nine months ended May 31, 1998 and May 31, 1997, respectively. The cash used was primarily related to operations.

     The Company anticipates capital expenditures of approximately $10,000 through fiscal 1998 for use in purchasing engineering test and calibration equipment.

     The Company anticipates needing additional cash to satisfy its working capital needs on an ongoing basis. The Company is negotiating with TECH to resolve these needs.

                            PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     There are no material pending legal, governmental, administrative or other proceedings to which the Company is a party or of which any of its property is the subject.

ITEM 2.  CHANGES IN SECURITIES.

     On March 12, 1998, the Company sold 450,000 shares of Common Stock, at a price of $0.50 per share, for an aggregate purchase price of $225,000, to Andrew K. Boszhardt, Jr. and Anthony Scaramucci.

     The sales of Common Stock in March 1998 were made in reliance on Section 4(2) and Regulation D under the 1933 Act for transactions not involving a public offering. With regard to the reliance by the Company upon the exemption from registration provided under Section 4(2) and Regulation D under the 1933 Act for the sales of the securities disclosed above, certain inquiries were made by the Company and certain representations and warranties were obtained from the purchasers to establish that such sales qualified for such exemption from the registration requirements. In particular, the Company confirmed that with respect to the exemption claimed under Section 4(2) and Regulation D under the 1933 Act (i) all offers of sales and sales were made by personal contact from officers or directors of the Company or other persons closely associated with the Company, (ii) each purchaser made representations that he was sophisticated in relation to the investment (and the Company has no reason to believe such representations were incorrect),
(iii) each purchaser gave assurance of investment intent and the certificates for the shares bear a legend accordingly, and (iv) offers and sales were made to a limited number of persons.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     The Company is currently in default of the minimum book net worth covenant under the Credit Facilities and has borrowed funds in excess of the borrowing base limitations imposed by the Credit Facilities. The Company is continuously working with TECH to resolve these defaults.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibit 10.1   Nonrecourse assignment dated June 8, 1998 between
Norwest Business Credit. Inc. and TECHinspirations, Inc.

          Exhibit 27.1   Financial Data Schedule.

     (b) No Current Reports on Form 8-K were filed during the fiscal quarter ended May 31 1998.

                                      SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NICOLLET PROCESS ENGINEERING, INC.


Dated:  July 13, 1998              By:  /s/   Robert A. Pitner
                                      ------------------------

                                      Robert A. Pitner
                                      President, Chief Executive Officer
                                        and Chief
                                      Financial Officer
                                      (principal executive officer)


                                   By:  /s/   John Sandberg
                                      ----------------------

                                      John Sandberg
                                      Controller
                                      (principal accounting officer)

                          NICOLLET PROCESS ENGINEERING, INC.
                           QUARTERLY REPORT ON FORM 10-QSB
                        FISCAL QUARTER ENDED FEBRUARY 28, 1998

                                    EXHIBIT INDEX




Exhibit No.                     Description                                     Location
-----------                     -----------                                     --------

   10..1      Nonrecourse Assignment dated June 8, 1998 between               Filed herewith
              Norwest Business Credit Inc. and TECHinspirations, Inc.         electronically


   27.1        Financial Data Schedule. . . . . . . . . . . . . . . .         Filed herewith
                                                                              electronically