Form 10KSB
period 1998-08-31
NICOLLET PROCESS ENGINEERING INC
filed 1998-11-30
CIK 934520

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549

                                    FORM 10-KSB

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended August 31, 1998

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/
NO / /

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   / /

     State issuer's revenues for its most recent fiscal year. $1,122,579

     As of November 20, 1998, 5,545,195 shares of Common Stock of the Registrant were deemed outstanding, and the aggregate market value of the Common Stock of the Registrant (based upon the average of the closing bid and asked prices of the Common Stock at that date as reported by the OTC Bulletin Board), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $2,621,000.

                        DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held February 9, 1999 (the "1999 Proxy Statement").

   Transitional Small Business Disclosure Format (check one):  YES / /    NO /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     The Company has developed a line of products in the plastics injection molding industry that provides process and production monitoring to all levels of an organization. The Company's plastics monitoring product is also a "turn-key" manufacturing information system (the "Plastics Monitoring System") which, on a real-time basis, monitors, collects and displays machine performance data, monitors process performance continuously against pre-set values and provides the information collected and analyzed to all levels of an organization. In February 1997, the Company developed a second product to the plastics industry--the PMRS. The Company's production monitoring and reporting system (the "PMRS") collects production information, such as cycle time and number of parts manufactured, from machines at the factory floor level and provides specific production reports to the machine operator or, at the customer's option, to all levels of the organization. In conjunction with and at the request of several original equipment manufacturers ("OEMs"), the Company developed a modified version of the Plastics Monitoring System that offers a direct connection to the plastic injection molding machine for process monitoring (the "Direct Connect" which together with the Plastics Monitoring System and PMRS are referred to as the "Plastics Products"), thereby eliminating the need for specialized computer hardware to run process monitoring.

     The Company's third product line, the Machine Capability Analyzer (the "MCA"), is a portable, troubleshooting instrument that tests the functioning of a manufacturing machine for inconsistencies in operation. Under an agreement with GE Plastics, an operating division of General Electric Corporation, the Company developed of a new module for the MCA. This new module was custom designed for GE Plastics to test specific parameters of GE Plastic's proprietary resins. The Company believes that GE Plastics will apply this GE-specific product throughout its polymer manufacturing plants.

     During the last fiscal year, the Company has focused substantially all of the Company's research and development efforts in converting to a Structural Query Language ("SQL") data base and in modularizing the Company's Plastics Monitoring System. The Company's Plastics Products are powered by the windows SQL data base and are now engineered to allow customers to mix and match modules according to a customer's specific needs, thereby permitting easy migration from simpler starter systems, such as PMRS, to more sophisticated process monitoring and client/server level information gathering systems.

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

     THE PMRS. The Company's production monitoring system for the plastic injection molding industry, the PMRS, is a Windows-TM- developed, PC based system consisting of standard personal computer hardware, NPE's proprietary production software (the "Production Software") and one sensor for data acquisition from plastic injection molding machines. The sensor measures critical elements of the production cycle of a machine, E.G. the number of seconds elapsed per cycle of production on the machine, the number of parts the machine has produced over a defined period of time, and the number of cycles the machine has reciprocated over a defined period of time. The information acquired by the system during each cycle is used for production status calculations and real-time report generations. PMRS provides, in addition to other reports, the following reports for use by management and factory floor personnel:

     -    Production reports;
     -    Shift and run reports;
     -    Cycle time reports; and
     -    Down time reports.

     PMRS is designed to be a starter system for customers in the plastic injection molding industry, permitting easy migration for a customer to full process monitoring or client/server level formation processing.

     DIRECT CONNECT. The Company has also developed the Direct Connect, a modified version of the Plastics Monitoring System that offers a direct connection to the plastic injection molding machine through the machine's controller to access data in a special protocol format for process monitoring. The Direct Connect consists of a cable that is wired directly into selected OEM machines and the customer's PC containing the Company's R3V1. The cable collects information directly from the machine's controller in Society of Plastics Industry, Inc. ("SPI") protocol and provides that information, through a modified version of the R3V1 software, to the customer's reporting and monitoring system. The Direct Connect gathers information when provided by the machine, typically every 10 or 15 seconds rather than on a real-time basis. Other than purchasing the cable and the R3V1, the Direct Connect does not require additional expenditures for hardware, such as a separate PC. The Company intends to sell the Direct Connect both directly to customers who purchase new generation plastic injection molding machines and through private label arrangements with these OEMs.

     THE MCA. The MCA is a portable, Windows-TM- based diagnostic instrument that detects and displays machine inconsistencies and performance variances while also collecting process data for detailed analysis. Unlike Process Vision and the Plastics Monitoring System, the MCA monitors machine performance characteristics and is not limited to the die casting and plastic injection molding industries. The MCA incorporates the functions of an oscilloscope, chart recorder, logic analyzer and voltmeter into one seamless, easy to use instrument. It has 16 analog channels and 16 digital channels along with a scan rate that permits very precise, high resolution presentation of a machine's performance characteristics.

     Machine diagnostics have traditionally been performed using trial and error techniques using a variety of instruments with limited scope. When a machine malfunctions, an operator generally knows that it has malfunctioned but often does not know the cause of the problem. An operator begins a trial and error process to determine the cause of the malfunction by utilizing separate instruments (such as an oscilloscope, chart recorder, logic analyzer and voltmeter) one at a time to determine the cause of the malfunction. The MCA, in contrast, combines all of these functions into one instrument thereby eliminating this trial and error methodology and decreasing the time required to diagnose the problem.

     The MCA provides precise visual presentation of the most minute inconsistencies, pinpointing the corrective action necessary to bring the machine into conformance with original specifications. The MCA contains certain preprogrammed math functions and provides SPC capabilities that permit the MCA to perform instantaneous calculations. The user can easily design and run unlimited experiments and can configure, calibrate and set-up the analyzer for analysis on a broad range of machines where data can be collected.

     The Company, under an agreement with GE Plastics, an operating division of General Electric Corporation, developed a new module for the MCA. This new module was custom designed for GE Plastics to test specific parameters of GE Plastic's proprietary resins. This continued development produced the Card Compatible Analyzer (CCA) which utilizes a miniature high speed PCMCIA data acquisition card. This modular technology of the CCA family of analyzers will replace the LTA and PCA models. The PCMCIA card provides the capability to connect to either a laptop PC or to a desktop through an ISA bus data acquisition card. The new compact modular hardware design the user can insert up to eight, signal specific, conditioning modules into the base unit to monitor up to 16 channels. Modules may be inserted in any combination to quickly and accurately match the CCA to the signal requirements of the machine. The totally new and unique approach to signal conditioning allow the user to only buy the modules required for his particular needs. Additional modules may be added at any time. Output modules are also available. Based on feedback from customers, the MCA software has also undergone significant improvements in both performance and usability.

MARKETING STRATEGY

     DIRECT AND INDIRECT APPROACH. During the fourth quarter of fiscal 1998, the Company began development of a direct and indirect marketing strategy for its plastics market to seed its technology in a broader base of customers in the plastics market and vertically and horizontally integrate the Company's products through a customer's organization. Under this strategy, the Company will utilize its current manufactures' sales representatives working with a channel sales manager. The Company has added approximately two sales executives and two technical sales support personnel since October and

November 1998 to concentrate its sales and marketing efforts on the larger accounts to generate greater sales per customer. The Company continues its overall approach of identifying customers who offer the potential for high revenue over a period of multiple years, then approaches each customer with a proposal designed to place a "starter" PMRS system in the customer's factory to meet its most immediate, basic needs of production monitoring. Once a customer decides to use the PMRS system, the Company's strategy is to vertically and horizontally integrate its full range of products throughout this customer's organization. This integration may include upgrading the customer's system from PMRS to full process monitoring, increasing the number of machines being monitored, installing client/server level reporting for a factory or implementing the entire NPE solution to the customer's organization across multiple plants throughout the world.

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

     The sales cycle for the MCA product can be as short as two to four weeks. The MCA is a smaller capital expenditure for the Company's customers and, in addition, does not control the manufacturing process. Accordingly, decisions to purchase an MCA are typically made by lower level management.

     SALES METHODOLOGY FOR THE DIE CASTING AND PLASTICS PRODUCTS. The Company sells its products using a direct sales force and through a network of industry specific manufacturers' representatives. For die casting sales, the Company has one direct sales representatives and two domestic manufacturing representatives. For plastic injection molding sales, the Company has four direct sales representatives and 12 domestic manufacturing representatives. The Company also has one distributor organization in the United Kingdom serving both the die casting and plastics industries.

     The Company has entered into sales agreements with all of its domestic manufacturers' representatives for both die casting and plastic injection molding sales. These agreements generally impose limited geographic exclusivity and confidentiality restrictions. Each manufacturers' representative is paid a commission based on the net selling price. These arrangements are typically terminable at any time by either party, upon 30 days written notice. The Company's distributor in the United Kingdom, formerly known as Six Sigma, Ltd., has changed its name to Nicollet Process Engineering, Ltd. ("NPE, Ltd."). NPE, Ltd. employs three full-time direct sales personnel devoted exclusively to developing markets for and selling the Company's products in the United Kingdom and Ireland.

     The Company also routinely retains other professionals to assist with sales and marketing efforts, including telemarketers.

     SALES METHODOLOGY FOR THE MCA. The Company currently sells its MCA/CCA through telemarketing programs and advertising in trade journals. The Company has introduced the MCA/CCA at various quality control trade shows, including the show sponsored by the SPI. The Company intends to increase its consulting staff primarily to assist in diagnosing machine performance problems and rendering solutions to the Company's customers, either with the existing MCA/CCA or through the development of new products.

     CUSTOMERS. Sales to two customers of the Company represented 12% and 10% of total sales in 1998, respectively. In addition, sales to one customer represented 11% of total sales in 1997.

RESEARCH AND DEVELOPMENT

     The Company's research and development staff is dedicated to the research, design and development of the technology used in the Company's products. The Company's research and development expenses for the fiscal years ended August 31, 1997 and 1998 were approximately $788,000 and $712,000, respectively.

     During fiscal 1998, the Company devoted substantial resources to rewrite
and convert to the SQL data base.   This was required due to the lack of
robustness of the old data base and the unstableness of the parameters. The Company completed the conversion process and, as a result of these efforts, the Company has redesigned its technology platform for the plastics industry. The Company's technology platform now consists of a core engine, which performs high speed data acquisition, surrounded by customer specific modules, which vary in number and characteristics so that a customer can "mix and match" options to meet a particular need.

     The Company anticipates continuing efforts to develop enhancements to existing products with the emphases on modularity and cost reduction. These efforts will focus on improving and adding to the Company's module products, refining and improving the Company's core engine products, improving the options for and ease with which customers can upgrade or migrate to other Company-provided technology, enhancing the degree to which the Company's products can be integrated with the software systems of third-party providers and modifying current products for additional industry applications.

COMPETITION

     GENERAL. The Company provides industry-specific software/hardware "turn key" systems that compete directly with several companies in the die casting and plastic injection molding industries that also offer similar solutions. The Company knows of at least five other privately held organizations providing process monitoring and control systems in the die casting industry. The Company believes that these competitors do not offer an open architecture product, but rather rely on proprietary software systems that typically are not compatible with other software operating systems. The Company's products utilize open architecture software, which usually can be easily ported to a wide variety of software systems and hardware platforms.

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

     THE MCA. The MCA was developed specifically for the plastic injection molding industry, but has applications in various industries. The MCA competes with a wide variety of instruments from many competitors. Competing companies offer products that perform separate diagnostic functions such as an oscilloscope, a logic analyzer, chart recorder and voltmeter. Management is not aware of any instrument, other than the MCA/CCA , which combines all of these features in one instrument.

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

     The Company acquired the core technology for Process Vision from a third party in August 1995. The total purchase price for the acquisition of this software was $300,000, payable in varying monthly installments through May 1999. As of October 31, 1998, the outstanding balance due on this obligation was approximately $24,500. This obligation is secured by the acquired software.

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

EMPLOYEES

     As of August 31, 1998, the Company had no part-time employees and 21 full-time employees, including four in manufacturing, three in research and development, five in sales and marketing, three in customer service and six in general administration. As of August 31, 1998, the Company had three contract individuals, including one in research and development, one in sales and marketing and one in general administration. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be satisfactory.

ITEM 2.   DESCRIPTION OF PROPERTY.

     The Company's facilities are located at 420 North Fifth Street, Ford Centre, Suite 1040, Minneapolis, Minnesota, and consists of approximately 11,705 square feet, 10,505 square feet of manufacturing and administration space and 1,200 square feet of storage space. The Company leases these facilities pursuant to a lease which expires on December 31, 1999. The Company has the option to extend the term of the lease for an additional five-year term.
Monthly rent is currently approximately $9,850 plus the Company's pro rate share of operating expenses and real estate taxes. These facilities are in satisfactory condition and the Company expects that these facilities will be sufficient for its operations through fiscal 1999. The Company believes that additional or alternative space is readily available at acceptable rates.

ITEM 3.   LEGAL PROCEEDINGS.

     There are no material pending legal, governmental, administrative or other proceedings to which the Company is a party or of which any of its property is the subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter ending August 31, 1998.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY.

     The executive officers of the Company, their ages and the offices held, as of November 20, 1998, are as follows:

           NAME               AGE                   POSITION
   --------------------     -------  -------------------------------------------
     Robert A. Pitner          55    Chief Executive Officer and Interim Chief
                                     Financial Officer

     Evros Psiloyenis          45    President and Chief Operating Officer


     ROBERT A. PITNER has served as Chief Executive Officer and director of the Company since April 1991, as President from April 1991 to November 1998 and as Interim Chief Financial Officer since May 1997. From April 1991 to May 1995, Mr. Pitner also served as the Company's Chief Financial Officer. From June 1989 to April 1991, Mr. Pitner was a Vice President at Wiken Advertising and Promotion, a consulting firm specializing in "high tech" industries. From 1988 to 1989, he was President and Chief Operating Officer of Springboard Software, Inc., a software company. Prior to 1988, Mr. Pitner spent twenty years in the banking industry in various executive positions, most recently as a senior executive at First Bank System.

     EVROS PSILOYENIS has served as President and Chief Operating Officer of the Company since November 1998. From February 1997 to November 1998, Mr. Psiloyenis served as Management Consultant for KPMG Peat Marwick LLP in their interim management business sector. Mr. Psiloyenis was the European Business Development Director of Softvision Group, PLC from March 1995 to December 1997. From April 1986 to October 1995, Mr. Psiloyenis spent nine years in the software industry with companies such as Epilogos, LDA, a subsidiary of Epcom, LDA and was the Chief Executive Officer of Epcom, LDA.

                                      PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock currently trades in the over-the-counter market on the OTC Bulletin Board under the symbol NPET. From March 19, 1996, the date of the Company's initial public offering, through March 11, 1998, the Company's Common Stock was traded on the Nasdaq SmallCap Market. The following table sets forth the quarterly high and low bid prices for the Company's Common Stock for the periods indicated as reported by Nasdaq prior to March 11, 1998, and by the OTC Bulletin Board thereafter. These quotations reflect inter-dealer prices, without retail mark up, mark down or commissions and may not necessarily represent actual transactions.



PERIOD                                                                        HIGH       LOW
------                                                                        ----       ---
1998
     First Quarter (September 1, 1997 through November 30, 1997). . . .        2-7/8      3/4
     Second Quarter (December 1, 1997 through February 28, 1998). . . .        1-3/4      1/2
     Third Quarter (March 1, 1998 through May 31, 1998) . . . . . . . .        11/16     3/16
     Fourth Quarter (June 1, 1998 through August 31, 1998). . . . . . .        11/16      3/8

1997

      First Quarter  (September 1, 1996 through November 30, 1996). . .         3       2-15/64
      Second Quarter (December 1, 1996 through February 28, 1997) . . .       2-5/8     1-11/64
     Third Quarter (March 1, 1997 through May 31, 1997) . . . . . . . .       1-7/16      3/4
     Fourth Quarter (June 1, 1997 through August 31, 1997). . . . . . .       1-7/16     9/16



     As of August 31, 1998, the Company's Common Stock was held by approximately 130 shareholders of record. No cash dividends were declared or paid by the Company during the fiscal years ending August 31, 1997 or 1998.

     The Company did not issue any unregistered securities during the fourth quarter of fiscal 1998.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


Disclosure under this item has been omitted pursuant to Rule 12b-25.

                           IMPORTANT FACTORS TO CONSIDER

     The following factors are important and should be considered carefully in connection with any evaluation of the Company's business, financial condition, results of operations and prospects.

HISTORY OF LOSSES; UNCERTAINTY OF FUTURE RESULTS

     To date, the Company has incurred continuing operating losses. As of August 31, 1998, the Company's accumulated deficit was approximately $10.0 million. Net losses for the year ended August 31, 1998 were approximately $2.9 million. Historically, the Company has financed its operations through public and private placements of Common Stock and short-term borrowings. The Company is dependent on increasing its revenue base to achieve profitability. Expenses will continue to increase as the Company begins to increase its sales and marketing activities. There can be no assurance that the Company will ever generate substantial revenues or achieve profitability. The Company's results of operations will depend upon numerous factors, including market acceptance of the Company's products, the timing of customer orders, the level of pricing and product competition and the Company's ability to manufacture and market its products efficiently and competitively.

NEED FOR ADDITIONAL CAPITAL

     The Company plans to continue to expand its sales and marketing activities. Although the Company believes that the proceeds from the private placements and the Credit Facilities with TECHinspirations, Inc., the cash on hand and future revenues will be sufficient to meet the Company's operating and capital requirements through August 1999, there can be no assurance that the Company will not require additional financing earlier. Any additional required financing may not be available on terms satisfactory to the Company, if at all.

EFFECTS OF DELISTING FROM NASDAQ SMALLCAP MARKET

     Effective March 11, 1998, the Company's Common Stock was no longer quoted on the Nasdaq Small Cap Market because the Company no longer met, and currently does not meet standards for continued listing on the Nasdaq Small Cap Market. The Company's Common Stock is currently quoted in the "over-the-counter" market and is eligible to trade on the OTC Bulletin Board. The public trading market for the Company's Common Stock has been, and may continue to be, adversely effected by this development. In order for the Company's Common Stock to be quoted on the Nasdaq Small Cap Market, the Company will be required to meet initial listing criteria. These criteria require the Company to have at least:

     -    three market makers in the Common Stock
     -    total net tangible assets of $4.0 million
     -    a minimum bid price for the Common Stock of $4.00 per share
     -    300 holders of its Common Stock
     - 1 million shares of its Common Stock held by non-affiliates, having a market value of $5 million or more

The Company does not expect to be able to achieve these criteria in the foreseeable future. Consequently, the ability of shareholders to sell their shares of the Company's Common Stock may be further impaired, not only in the number of shares which may be bought and sold, but also through delays in the timing of transactions and reductions in security analysts and the news media coverage, if any, of the Company.

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

LIMITED MARKETING EXPERIENCE

     A key element of the Company's business strategy is to promote the sale of its products by continuing to expand its sales and marketing efforts. To date, the Company has had limited resources for sales and marketing activities and has primarily sold its products through its independent representative organizations. The Company has not had sufficient resources to develop marketing materials and programs or to adequately train its independent representative organizations, which currently provide most of the Company's sales efforts in the plastic injection molding industry. There can be no assurance that the Company will increase its sales activity, or that the Company will be able to develop and maintain an effective sales force.

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

DEPENDENCE ON KEY EMPLOYEES

     The Company's success depends on the performance of its executive officers and other key personnel, and in particular Robert A. Pitner, the Company's Chief Executive Officer and Interim Chief Financial Officer, Evros Psiloyenis, the Company's President and Chief Operating Officer and Pierce A. McNally, the Company's Chairman of the Board and Director of Corporate Development. The loss of the services of either Mr. Pitner, Mr. Psiloyenis or Mr. McNally could have a material adverse effect on the Company. The Company's future success will also depend in part upon its ability to attract and retain highly qualified personnel. Competition in the recruiting of highly qualified personnel in the Company's industry is intense. While the Company has not experienced any difficulty in attracting and retaining talented and qualified employees to date, there can be no assurance that the Company can retain its key employees or that it can attract, assimilate and retain other qualified personnel in the future.

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

APPLICABILITY OF "PENNY STOCK RULES"

     Federal regulations under the Exchange Act, regulate the trading of so-called "penny stocks" (the "Penny Stock Rules"), which are generally defined as any security not listed on a national securities exchange or Nasdaq, priced at less than $5.00 per share and offered by an issuer with limited net tangible assets and revenues. Because the Company's Common Stock trades below $5.00 per share and is not listed on Nasdaq or any national securities exchange, trading, if any, of the Company's Common Stock will be subject to the full range of the Penny Stock Rules. Under these rules, broker-dealers must take certain steps prior to selling a "penny stock," which steps include: (i) obtaining financial and investment information from the investor; (ii) obtaining a written suitability questionnaire and purchase agreement signed by the investor; and
(iii) providing the investor a written identification of the shares being offered and the quantity of the shares. If the Penny Stock Rules are not followed by the broker-dealer, the investor has no obligation to purchase the shares. The application of the comprehensive Penny Stock Rules make it more difficult for broker-dealers to sell the Company's Common Stock and shareholders of the Company may have difficulty in selling their shares in the future in the secondary trading market.

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

ITEM 7.   FINANCIAL STATEMENTS.

     The Financial Statements and Independent Auditors' Report has been omitted pursuant to Rule 12b-25.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

          (a) DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

     The information under the caption "Election of Directors -- Information About Nominees" in the Company's 1999 Proxy Statement is incorporated herein by reference. Information concerning executive officers of the Company is included in this Report under Item 4A, "Executive Officers of the Company."

          (b)  SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1999 Proxy Statement is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.

     The information under the caption "Election of Directors -- Director Compensation" in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information under the captions "Election of Directors -- Information About Nominees" and "Certain Transactions" in the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K .

          (a)  EXHIBITS

     The exhibits to this Report are listed on the Exhibit Index on pages E-1 to E-4 below. A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of December 15, 1998, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Nicollet Process Engineering, Inc., 420 North Fifth Street, Suite 1040, Ford Centre, Minneapolis Minnesota, 55401; Attn.: Shareholder Information.

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

H. Termination Agreement, dated December 31, 1997 by and between Richard Koontz and the Company (filed herewith).

I. Employment Proposal Agreement dated July 20, 1998 between the Company and Evros Psiloyenis (filed herewith).

          (b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended August 31, 1998.

                                     SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 30, 1998        NICOLLET PROCESS ENGINEERING, INC.

                                By: /s/ Robert A. Pitner
                                    --------------------------------------------
                                     Robert A. Pitner
                                     Chief Executive Officer and Interim Chief
                                     Financial Officer
                                     (principal executive officer)

                                By: /s/ John Sandberg
                                    --------------------------------------------
                                    John Sandberg
                                    Controller
                                    (principal accounting officer)


         In accordance with the Exchange Act, this report has been signed below on November 30, 1998 by the following persons on behalf of the Company and in the capacities indicated.


                                Signature and Title
                                -------------------

                                /s/ Pierce A. McNally
                                ------------------------------------------------
                                    Pierce A. McNally
                                    Chairman of the Board and Director of
                                    Corporate Development

                                /s/ Robert A. Pitner
                                ------------------------------------------------
                                    Robert A. Pitner
                                    Chief Executive Officer,
                                    Interim Chief Financial Officer and Director
                                    (principal executive and financial officer)

                                /s/ Thomas W. Bugbee
                                ------------------------------------------------
                                    Thomas W. Bugbee
                                    Director

                                /s/ Benton J. Case Jr.
                                ------------------------------------------------
                                    Benton J. Case Jr.
                                    Director


                                ------------------------------------------------
                                    Andrew K. Boszhardt, Jr.
                                    Director

                         NICOLLET PROCESS ENGINEERING, INC.

                         Exhibit Index to Annual Report On
                                    Form 10-KSB
                       For Fiscal Year Ended August 31, 1998


ITEM NO.                      DESCRIPTION                                                      METHOD OF FILING
--------                      -----------                                                      ----------------
3.1      Articles of Incorporation, as amended............................................            (3)
3.2      Bylaws, as amended...............................................................            (2)
4.1      Specimen Form of the Company's Common Stock Certificate..........................            (1)
4.2      Warrant for Purchase of Shares of Common Stock of the Company issued to Anelise
             Sawkins dated August 9, 1993.................................................            (1)
4.3      Form of Warrant for Purchase of Shares of Common Stock of the Company issued in
             connection with November 1993 private placement..............................            (1)
4.4      Warrant for Purchase of Shares of Common Stock of the Company issued to Charlie
             Phelps dated May 5, 1994.....................................................            (1)
4.5      Form of Warrant for Purchase of Shares of Common Stock of the Company issued in
             connection with advertising design services..................................            (1)
4.6      Form of Warrant for Purchase of Shares of Common Stock of the Company issued in
             connection with January 1995 private placement...............................            (1)
4.7      Form of Warrant for Purchase of Shared of Common Stock of the Company issued in
             connection with February 1995 private placement..............................            (1)
4.8      Warrant for Purchase of Shares of Common Stock of the Company issued to Tuschner
             & Company, Inc. dated February 7, 1995.......................................            (1)
4.9      Form of Warrant for Purchase of Shares of Common Stock of the Company issued in
             connection with March 1995 private placement.................................            (1)
4.10     Warrant for Purchase of Shares of Common Stock of the Company issued to Tuschner
             & Company dated March 2, 1995................................................            (1)
4.11     Form of Warrant for Purchase of Shares of Common Stock of the Company issued in
             connection with March 1995 bridge financing..................................            (1)
4.12     Form of Warrant for Purchase of Shares of Common Stock of the Company issued in
             connection with repayment of March 1995 bridge financing.....................            (1)
4.13     Form of Warrant for Purchase of Shares of Common Stock of the Company issued in
             connection with January 1996 bridge financing................................            (1)



ITEM NO.                      DESCRIPTION                                                      METHOD OF FILING
--------                      -----------                                                      ----------------
4.14     Warrant for Purchase of Shares of Common Stock of the Company issued to Dillon
             Advertising dated July 31, 1997..............................................            (7)
4.15     Warrant for Purchase of Shares of Common Stock of the Company issued to Dillon
             Advertising dated August 31, 1997............................................            (7)
4.16     Registration Rights Agreement Dated as of November 7, 1997
             among the Company and certain Investors......................................            (6)
10.1     1990 Stock Option Plan...........................................................            (1)
10.2     1995 Amended and Restated Stock Incentive Plan...................................            (1)
10.3     Employment Agreement between the Company and Robert A. Pitner, dated July 31,
             1994 ........................................................................            (1)
10.4     Amendment No. 1, dated effective October 26, 1995 to Employment Agreement between
             the Company and Robert A. Pitner, dated July 31, 1994........................            (1)
10.5     Agreement between the Company and Pierce A. McNally, dated June 1, 1995..........            (1)
10.6     Amendment No. 1, dated effective October 26, 1995 to Agreement between the
             Company and Pierce A. McNally, dated June 1, 1995............................            (1)
10.7     Settlement Agreement between the Company and John W. Mickowski, dated October 1,
             1995.........................................................................            (1)
10.8     Form of Indemnification Agreement by and between the Company and the Officers and
             Directors of the Company.....................................................            (1)
10.9     Lease Agreement by and between Hillcrest Development and the Company, dated
             January 11, 1993.............................................................            (1)
10.10    Agreement for the First Amendment to a Lease between Hillcrest Development and
             the Company, dated June 8, 1993..............................................            (1)
10.11    Agreement for the Second Amendment to a Lease between Hillcrest Development and
             the Company, dated July 20, 1993.............................................            (1)
10.12    Agreement for the Third Amendment to a Lease between Hillcrest Development and
             the Company, dated November 12, 1993.........................................            (1)
10.13    Agreement for the Sixth Amendment to a Lease between Hillcrest Development and
             the Company, dated October 7, 1994...........................................            (1)



ITEM NO.                      DESCRIPTION                                                      METHOD OF FILING
--------                      -----------                                                      ----------------
10.14    Agreement for the Seventh Amendment to a Lease between Hillcrest Development and
             the Company dated September 3, 1996..........................................            (2)
10.15    Agreement for the Eighth Amendment to a Lease between Hillcrest Development and
             the Company dated October 18, 1996...........................................            (2)
10.16    Software Purchase Agreement between Larry D. Glendenning, dba LDG Software
             Solutions and the Company dated effective August 1, 1995.....................            (1)
10.17    Promissory Note and Security Agreement in favor of Larry D. Glendenning, dba LDG
             Software Solutions dated effective August 1, 1995............................            (1)
10.18    Termination Agreement dated December 31, 1997 between the Company and Richard A.
             Koontz.......................................................................      Filed herewith
10.19    Credit and Security Agreement dated as of May 28, 1997 by and between Norwest
             Business Credit, Inc. and the Company........................................            (4)
10.20    Credit and Security Agreement dated as of May 28, 1997 by and between Norwest
             Bank Minnesota, National Association and the Company.........................            (4)
10.21    Subscription Agreement dated as of November 7, 1997 among the Company and certain
             Investors....................................................................            (5)
10.22    First Amendment dated as of November 24, 1997 to Credit and Security Agreement
             dated as of May 28, 1997 by and between Norwest Business Credit, Inc. and the            (7)
             Company......................................................................
10.23    Nonrecourse Assignment dated as of June 8, 1998 by and between Norwest Business
             Credit Inc. and TECHinspirations, Inc........................................      Filed herewith
10.24    Employment Proposal Agreement dated July 26, 1998 between the Company and Evros
             Psiloyenis...................................................................      Filed herewith
23.1     Consent of Ernst & Young LLP.....................................................      To be Filed by
                                                                                                   Amendment
27.1     Financial Data Schedule..........................................................      To be Filed by
                                                                                                   Amendment



------------------------------------
(1) Incorporated by reference for the Company's Registration Statement on Form SB-2 (File No. 333-00852C).

(2) Incorporated by reference for the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1996 (File No. 0-27928).

(3) Incorporated by reference for the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended February 28, 1997 (File No. 0-27928).

(4) Incorporated by reference for the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended May 31, 1997 (File No. 0-27928).

(5) Incorporated by reference for a Schedule 13D/A dated November 12, 1997, filed on behalf of Pierce A. McNally and Robert A. Pitner.

(6) Incorporated by reference for the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 17, 1997 (File No. 0-27928).

(7) Incorporated by reference for the Company's Annual Report on Form 10-KSB for the year ended August 31, 1997 (File No. 0-27928).