Form 10KSB/A
period 1998-08-31
NICOLLET PROCESS ENGINEERING INC
filed 1998-12-15
CIK 934520

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                             THE FOLLOWING ITEMS WERE THE
                                             SUBJECT OF A FORM 12b-25 AND ARE
                                             INCLUDED HEREIN; ITEM 6 AND ITEM 7.


                   U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC  20549

                                FORM 10-KSB/A

                               AMENDMENT NO. 1

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended August 31, 1998

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ____________ to ___________.

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

     State issuer's revenues for its most recent fiscal year. $1,122,579

     As of November 20, 1998, 6,211,861 shares of Common Stock of the Registrant were deemed outstanding, and the aggregate market value of the Common Stock of the Registrant (based upon the average of the closing bid and asked prices of the Common Stock at that date as reported by the OTC Bulletin Board), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $2,621,000.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

     NET SALES. Net sales decreased 51% to approximately $1.1 million in the year ended August 31, 1998 compared to approximately $2.3 million in the year ended August 31, 1997. Die casting sales decreased 59% to approximately $495,000 for the year ended August 31, 1998 compared to approximately $1.2 million for the prior year period. Plastics sales decreased 47% to approximately $112,000 for the year ended August 31, 1998 compared to approximately $210,000 for the prior year period. The MCA product sales decreased 42% to $278,000 compared to approximately $475,000 for the prior year period. The decrease in sales relating to the die cast product is primarily the result of a change in personnel in the sales manager position. The decrease in the plastics sales is primarily due to a technical delay in rewriting the new platform. The decrease in sales relating to the MCA product is primarily the result of new product development of the new CCA modular analyzer which slowed sales and reduced marketing efforts during the second and third quarters of fiscal 1998.

     GROSS MARGINS. The gross margin was 7% of revenues in the year ending August 31, 1998 compared to approximately 28.5% of revenues for prior year. Gross profit for year ending August 31, 1998 decreased 87% to approximately $79,000 compared to approximately $650,000 for the prior year. The decrease in gross margins, as percent of sales, and in absolute dollar values, is largely due to the fixed amortization cost related to the lower overall sales and substantial warranty costs related to the conversion of existing plastic customers to the new SQL platform.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses decreased 6% to approximately $1.3 million for the year ended August 31, 1998 from approximately $1.4 million for the prior year. The decrease for the year ending August 31, 1998 is the result of reduced commission expenses from lower sales offset by additions to the sales force during the fourth quarters of fiscal 1997 and increased advertising, marketing and travel expenses associated with the sales additions. The Company expects that sales and marketing expenses will increase significantly over the next year as the Company increases its selling efforts associated with its CCA analyzer and plastics products.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the year ending August 31, 1998 were approximately $711,000, or 63.4% of revenues, compared to approximately $788,000, or 34.5% of revenues for the prior year. This increase in research and development expenses as a percent of sales is due to lower revenues, offset by staff reductions from the prior fiscal year.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 8% to approximately $905,000 in the year ending August 31, 1998 compared to approximately $985,000 for the prior period. The decrease in general and administrative expense is due to a reduction in public and investment relations expenses.

     INTEREST INCOME. There was no interest income for the year ending August 31, 1998 compared to approximately $43,000 for the prior period. This decrease was due to a decrease in investments in short term securities.

     INTEREST EXPENSE. Interest expense increased to approximately $152,000 for the year ending August 31, 1998 compared to approximately $24,000 for the prior year period. This increase was due to interest incurred on the bank line of credit.

     NET LOSS. The net loss was approximately $2.9 million or $0.70 per share for the year ending August 31, 1998 compared to a loss of approximately $2.5 million and $0.75 per share for the prior year period. This increased loss is primarily due to reduced sales volume across all product lines.

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

     In May 1997, the Company entered into two lines of credit with Norwest Business Credit, Inc. and Norwest Bank Minnesota, National Association (collectively, "Norwest") for an aggregate of up to $800,000 in borrowings (the "Credit Facilities"). In June 1998, Norwest assigned all of its rights and obligations under the Credit Facilities to TECHinspirations, Inc. (TECH).
 The Credit Facilities are discretionary. Credit availability under these facilities is based on accounts receivable of the Company's United States operations and accounts receivable and inventories of the Company's international operations. The Credit Facilities are used primarily to finance working capital. As of November 30, 1998 the Company borrowed approximately $1,955,000 under the Credit Facilities. In November 1998, the Company entered into a letter of intent with TECH, pursuant to which TECH would arrange for additional debt financing for a total maximum amount of $3,000,000, and $1,500,000 of the indebtedness would be converted into 1,500,000 shares of preferred stock. In connection with the financing, the company has also agreed to pay TECH $25,000 per month for a period of one year.

     On November 7, 1997, the Company completed a private placement of an aggregate of 1,266,667 shares of Common Stock. The gross proceeds to the Company from the private placement were approximately $760,000.

     On February 26, 1998, the Company sold 450,000 shares of Common Stock for an aggregate purchase price of $250,000. On March 12, 1998, the Company sold an additional 450,000 shares of Common Stock for aggregate proceeds of $250,000.

     Net cash used in operating activities was approximately $872,000 and $2.2 million of the years ending August 31, 1998 and 1997, respectively. The cash was used primarily to fund the Company's operating losses. The Company provided cash of approximately $54,000 and approximately $648,000 relating to investing activities for the years ending August 31, 1998 and 1997, respectively. Net cash provided by financing activities for the years ending August 31, 1998 and 1997 was approximately $1.2 million and $375,000, respectively. The net cash provided by financing activities for the year ending August 31, 1998 was primarily the result of the Company utilizing its Credit Facilities.

     The Company anticipates capital expenditures of approximately $100,000 through fiscal 1999 related to additional equipment for sales personnel and research and development facilities.

     The report of the Company's auditors contains an explanatory paragraph to the effect that the Company's recurring losses and negative cash flows from operations raise substantial doubts about its ability to continue as a going concern. If the Company's operations do not provide sufficient cash or the Company is unable to raise additional debt or equity financing, in either case sufficient for the Company to continue operations, the Company may be forced to cease operations.

IMPACT OF YEAR 2000

     YEAR 2000 ISSUES:

     As the year 2000 approaches the various problems that may result from the improper processing of dates and date sensitive calculations by computers and other machinery can create breakdowns and erroneous results. Recognizing the impact on all companies using computers, NPE is taking steps necessary to insure that potential problems do not adversely affect its operations. The Company also realizes the critical impact this may have in the product provided to our customer.

     THE COMPANY'S STATE OF READINESS:

     The Company held initial meetings in mid 1997 to establish a task force represented by the carious departments in the Company. The Company continues the assessment efforts and outlined actions required for their implementation. In October of 1998, the Year 2000 Plan was developed which outlines six phases. These phases are as follows: Phase (I) Inventory and Assess, Phase (II) Prioritize, Phase (III) Resolved, Phase (IV) Test, Phase
(V) Contingency Plan and Phase (VI) Control. The Company expects to complete the plan in the fiscal third quarter of 1999. (March, April, May).

     COST ASSOCIATED WITH YEAR 2000 ISSUES:

     The majority of the work to date has been performed by the Company's employees. This has limited the cost, however management does expect requirements as the evaluations are completed. The Company anticipates Capital Expenditures in fiscal 1999 to be approximately $150,000. Year 2000 issues included in this amount are expected to be $40,000 to $50,000. The replacement or upgrades to the Company's telephone system has been advanced to Year 2000 ready and included in the above capital expenditures.

     RISKS ASSOCIATED WITH YEAR 2000 ISSUES:

     Until system integration testing is substantially in process and/or complete, the Company cannot fully estimate the risks of its Year 2000 issue. To date, the Company's expenses are in material. As a result of system integration testing, the Company may identify business activities that are at risk of Year 2000 disruption. The absence of any such determination at this point represents only the status currently in the implementation phases and should not be construed to mean that there is no business activity which is at risk of a Year 2000 disruption. It is possible a disruption to a major business activity could have a material adverse effect on the Company's financial condition and results of operations. In additional, many of the Company's business critical external providers may not appropriately address their Year 2000 issues, the result of which could have a material adverse effect on the Company's financial condition and results of operations.

     THE COMPANY'S CONTINGENCY PLANS:

     Because the complete assessment of Year 2000 issues is incomplete, the Company has not developed contingency plans for this issue. The Company is aware of the possibility, however, that certain business activities may be identified as at risk. Consistent with the plan, the Company will develop contingency plans for such activities as and if such determinations are made. In addition, the Company is developing contingency plans to minimize impact of Year 2000 issues if resolutions fail and are left incomplete while performing Phases III and VI of the plan.

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

NEED FOR ADDITIONAL CAPITAL

     The Company plans to continue to expand its sales and marketing activities. Although the Company believes that the proceeds from the private placements and the Credit Facilities with TECHinspirations, Inc., the cash on hand and future revenues will be sufficient to meet the Company's operating and capital requirements through August 1999, there can be no assurance that the Company will not require additional financing earlier. Any additional required financing may not be available on terms satisfactory to the Company, if at all. The Company will need additional financing.

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

ITEM 7.   FINANCIAL STATEMENTS.

                        INDEX TO FINANCIAL STATEMENTS


The following items are included herein:

     Financial Statements:                                          Pages:
     ---------------------                                          ------
     Report of Ernst & Young LLP..................................   F-1

     Balance Sheets as of August 31, 1998 and 1997................ F-2 - F-3

     Statements of Operations for the years ended
       August 31, 1998 and 1997...................................   F-4

     Statements of Changes in Shareholders' Equity (Deficit)
       for the years ended August 31, 1998 and 1997...............   F-5

     Statements of Cash Flows for the years ended
       August 31, 1998 and 1997...................................   F-6

     Notes to Financial Statements................................ F-7 - F-21

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 14, 1998         NICOLLET PROCESS ENGINEERING, INC.

                                 By: /s/ Robert A. Pitner
                                    ------------------------------------------
                                     Robert A. Pitner
                                     Chief Executive Officer and Interim Chief
                                     Financial Officer
                                     (principal executive officer)

                             FINANCIAL STATEMENTS

                      NICOLLET PROCESS ENGINEERING, INC.

                     YEARS ENDED AUGUST 31, 1998 AND 1997


                      Nicollet Process Engineering, Inc.

                             Financial Statements


                     Years ended August 31, 1998 and 1997



                                    CONTENTS

         Report of Independent Auditors...............................1

         Balance Sheets...............................................2
         Statements of Operations.....................................4
         Statement of Changes in Stockholders' Equity (Deficit).......5
         Statements of Cash Flows.....................................6
         Notes to Financial Statements................................7


                        Report of Independent Auditors


Board of Directors and Stockholders
Nicollet Process Engineering, Inc.

We have audited the accompanying balance sheets of Nicollet Process Engineering, Inc. as of August 31, 1998 and 1997, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nicollet Process
Engineering, Inc. at August 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company's recurring losses and negative cash flows from operations raise substantial doubts about its ability to continue as a going concern. The 1998 financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Minneapolis, Minnesota
October 16, 1998

/s/ Ernst & Young LLP

                     Nicollet Process Engineering, Inc.

                               Balance Sheets

                                                                                       AUGUST 31
                                                                                 1998              1997
                                                                       ------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                  $ 257,910     $          -
   Accounts receivable (net of allowance for doubtful
     accounts of 1998--$80,199; 1997--$73,490)                                  124,985          815,942
   Accounts receivable-related party                                                  -           19,313
   Inventories                                                                  245,257          190,813
   Prepaid expenses                                                              14,670           21,103
                                                                       ------------------------------------
Total current assets                                                            642,822        1,047,171

Property and equipment:
   Computer equipment                                                           497,596          486,594
   Furnishings and equipment                                                    176,647          173,022
   Leasehold improvements                                                        70,211           70,211
                                                                       ------------------------------------
                                                                                744,454          729,827
   Less accumulated depreciation                                               (507,684)        (387,423)
                                                                       ------------------------------------
                                                                                236,770          342,404
Other assets:
   Software development costs (net of accumulated amortization of
     1998--$377,575; 1997--$148,556)                                            184,492          413,511
   Other assets                                                                  11,691           63,475
                                                                       ------------------------------------
                                                                                196,183          476,986


                                                                       ------------------------------------
Total assets                                                                 $1,075,775       $1,866,561
                                                                       ====================================

                                                                                       AUGUST 31
                                                                                 1998              1997
                                                                       ------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Checks written in excess of bank balance                                      $    -        $ 128,595
   Notes payable--current portion                                                23,564           49,655
   Notes payable--line of credit                                                      -          486,538
   Accounts payable                                                             393,562          536,360
   Accrued payroll liabilities                                                   57,237           58,173
   Customer deposits                                                            114,015           10,835
   Current portion of capitalized lease obligation                                    -            7,496
   Other current liabilities                                                     74,078           66,747
                                                                       ------------------------------------
Total current liabilities                                                       662,456        1,344,399

Notes payable                                                                 1,514,803           23,401

Deferred revenue                                                                      -           26,000

Stockholders' equity (deficit):
   Preferred stock, no par value:
     Authorized shares--3,000,000
     Issued and outstanding shares--none
   Common stock, no par value:
     Authorized shares--12,000,000
     Issued and outstanding shares--6,211,861 at August 31, 1998 and
       3,368,527 at August 31, 1997                                           8,939,949        7,653,600
   Accumulated deficit                                                      (10,039,933)      (7,179,339)
                                                                       ------------------------------------
                                                                             (1,099,984)         474,261
   Less stock subscription receivable                                            (1,500)          (1,500)
                                                                       ------------------------------------
Total stockholders' equity (deficit)                                         (1,101,484)         472,761
                                                                       ------------------------------------
Total liabilities and stockholders' equity (deficit)                         $1,075,775       $1,866,561
                                                                       ====================================

SEE ACCOMPANYING NOTES.

                       Nicollet Process Engineering, Inc.

                            Statements of Operations

                                                                                YEAR ENDED AUGUST 31
                                                                               1998              1997
                                                                       ------------------------------------
Revenues                                                                    $ 1,122,575      $ 2,285,215
Cost of revenues                                                              1,043,569        1,634,808
                                                                       ------------------------------------
Gross profit                                                                     79,006          650,407

Operating expenses:
   Selling                                                                    1,313,875        1,400,614
   Research and development                                                     711,720          788,120
   General and administrative                                                   905,135          985,280
                                                                       ------------------------------------
                                                                              2,930,730        3,174,014
                                                                       ------------------------------------
Operating loss                                                               (2,851,724)      (2,523,607)
Interest expense                                                                152,194           24,380
Interest and other income                                                       143,324           43,905
                                                                       ------------------------------------
Net loss                                                                    $(2,860,594)     $(2,504,082)
                                                                       ====================================

Net loss per share--basic and diluted                                             $(.57)           $(.75)
                                                                       ====================================

Weighted average number of shares outstanding                                 4,995,608        3,342,379
                                                                       ====================================

SEE ACCOMPANYING NOTES.

                       Nicollet Process Engineering, Inc.

             Statement of Changes in Stockholders' Equity (Deficit)

                                                           COMMON STOCK ISSUED             ACCUMULATED
                                                   ------------------------------------
                                                        SHARES            AMOUNT             DEFICIT            TOTAL
                                                   -------------------------------------------------------------------------
Balance at August 31, 1996                               3,277,923        $7,675,841        $ (4,675,257)      $ 3,000,584
   Purchase back of common stock options                         -           (60,000)                  -           (60,000)
   Exercise of common stock options from common
     stock                                                  68,382               826                   -               826
   Issuance of common stock and warrants
     for services                                           22,222            36,933                   -            36,933
   Net loss                                                      -                 -          (2,504,082)       (2,504,082)
                                                   -------------------------------------------------------------------------
Balance at August 31, 1997                               3,368,527         7,653,600          (7,179,339)          474,261
   Sale of common stock, net of offering costs of
     $32,581                                             2,833,334         1,277,439                   -         1,277,439
   Issuance of common stock and warrants for
     services                                               10,000             8,910                   -             8,910
   Net loss                                                      -                 -          (2,860,594)       (2,860,594)
                                                   -------------------------------------------------------------------------
Balance at August 31, 1998                               6,211,861        $8,939,949        $(10,039,933)      $(1,099,984)
                                                   =========================================================================

SEE ACCOMPANYING NOTES.

                       Nicollet Process Engineering, Inc.

                            Statements of Cash Flows

                                                                                         YEAR ENDED AUGUST 31
                                                                                        1998              1997
                                                                                ------------------------------------
OPERATING ACTIVITIES
Net loss                                                                             $(2,860,594)     $(2,504,082)
Adjustments to reconcile net loss to net cash flows from operating activities:
     Depreciation                                                                        120,261           97,804
     Amortization                                                                        274,356          175,930
     Common stock and warrants issued for services provided                                8,910           36,933
     Deferred revenue                                                                    (26,000)          26,000
     Changes in other operating assets and liabilities:
       Accounts receivable                                                               690,957         (531,745)
       Accounts receivable-related party                                                  19,313          (19,313)
       Inventories                                                                       (54,444)         141,261
       Prepaid expenses                                                                    6,433            2,552
       Accounts payable                                                                 (142,798)         268,028
       Checks written in excess of bank balance                                         (128,595)         128,595
       Other current liabilities                                                           7,331          (46,271)
       Accrued payroll liabilities                                                          (936)          28,881
       Customer deposits                                                                 103,180          (25,718)
                                                                                ------------------------------------
Net cash used in operating activities                                                 (1,982,626)      (2,221,145)

INVESTING ACTIVITIES
Capital expenditures                                                                     (14,627)        (125,590)
Software development costs                                                                     -         (207,596)
Maturity of marketable securities                                                              -          973,224
Other assets                                                                               6,447            7,648
                                                                                ------------------------------------
Net cash (used in) provided by investing activities                                       (8,180)         647,686

FINANCING ACTIVITIES
Borrowings (payments) on line of credit                                                 (486,538)         486,538
Payments on notes payable                                                                (39,689)         (49,655)
Purchase of common stock options                                                               -          (60,000)
Proceeds from notes payable                                                            1,505,000                -
Payments on capitalized lease obligation                                                  (7,496)          (5,649)
Net proceeds from issuance of common stock                                             1,277,439            3,000
Proceeds from exercise of stock options and warrants                                           -              826
                                                                                ------------------------------------
Net cash provided by financing activities                                              2,248,716          375,060
                                                                                ------------------------------------

Net increase (decrease) in cash                                                          257,910       (1,198,399)
Cash at beginning of year                                                                      -        1,198,399
                                                                                ------------------------------------
Cash at end of year                                                                    $ 257,910               $-
                                                                                ====================================

SEE ACCOMPANYING NOTES.

                       Nicollet Process Engineering, Inc.

                          Notes to Financial Statements

                                 August 31, 1998


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

                       Nicollet Process Engineering, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NET LOSS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (Statement 128). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effective of options, warrants and convertible securities. Diluted earnings per share is very similar to fully

                       Nicollet Process Engineering, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

diluted earnings per share under the previous rules. All earnings per share amounts for all periods presented have been presented, and where necessary, restated to conform to the Statement 128 requirements. Diluted earnings per share is not presented as the effect of outstanding options and warrants are anti-dilutive.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the FASB issued Statement 130, "Reporting Comprehensive Income." Statement 130 is effective for financial statements for fiscal years beginning after December 15, 1997. This standard defines comprehensive income as the changes in equity of an entity except those resulting from shareholder transactions. All components of comprehensive income are required to be reported in a new financial statement. The adoption of Statement 130 is not expected to have a material effect on the Company's financial statements.

In June 1997, the FASB also issued Statement 131, "Disclosures about Segments of an Enterprise and Related Information." Statement 131 is effective for financial statements for periods beginning after December 31, 1997. Statement 131 establishes standards for

                       Nicollet Process Engineering, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

disclosures about operating segments, products and services, geographic areas and major customers. The adoption of Statement 131 is not expected to have a material effect on the Company's financial statements.

In October 1997, the AICPA issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), which superseded SOP 91-1 for periods beginning after December 15, 1997. The adoption of SOP 97-2 is not expected to have a material effect on the timing of the Company's revenue recognition or cause changes to its revenue recognition policies.

RECLASSIFICATION

Certain prior year items have been reclassified to conform to current year presentation.

2. GOING CONCERN

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and has not generated positive cash flow from operations. As a result, the Company needs additional financing to continue as a going concern. The Company is in the process of finalizing a proposed debt/equities financing transaction. If the transaction is closed, the Company will be able to obtain a total of $3,000,000 of working capital (see Note 4). The Company also continues to explore other financing alternatives.

Because of uncertainties regarding the achievability of additional financing, no assurance can be given as to the Company's ability to continue in existence. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

                       Nicollet Process Engineering, Inc.

3. INVENTORIES

Inventories consist of the following:

                                           AUGUST 31
                                      1998           1997
                                -----------------------------
   Raw materials                    $ 77,230       $ 86,441
   Work-in-process                    31,679          8,626
   Finished goods                    136,348         95,746
                                -----------------------------
                                    $245,257       $190,813
                                =============================

4. NOTES PAYABLE

In May 1997, the Company entered into an $800,000 line of credit agreement with a bank. All borrowings on the line of credit were due upon demand and bore interest at 3% above the bank's reference rate. In June 1998, the Company repaid any amounts outstanding on the line of credit and canceled the agreement. Also, in June 1998, the Company entered into a letter of intent with a third party to provide up to $3,000,000 of additional working capital to the Company. The Company is negotiating the final terms of the agreement, but as of August 31, 1998, the third party has loaned $1,505,000 to the Company at an interest rate of 9 1/2%. The proposed terms of the agreement call for the debt to be convertible into preferred stock. The Company will convert $1,500,000 of the outstanding debt as of August 31, 1998 into 1,500,000 shares of preferred stock. The preferred stock carries voting rights at 6.67 per preferred share. In addition, the third party will be granted warrants to purchase up to 6,250,000 shares of the Company's common stock at exercise prices ranging from $.15 to $3.00 per share.

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

                       Nicollet Process Engineering, Inc.

The carrying amount of the Company's debt instruments in the balance sheet at August 31, 1998 approximates fair value.

                       Nicollet Process Engineering, Inc.

5. COMMITMENTS

LEASES

The Company has entered into various operating leases for office, lab and storage facilities and for various equipment. Future lease payments for all operating leases, excluding executory costs such as management and maintenance fees, are as follows:

   1999                             $45,424
   2000                              17,602
   2001                                 400
                             ------------------
                                    $63,426

                             ==================

Rent expense was $122,167 and $108,013 for the years ended August 31, 1998 and 1997, respectively.

LICENSE AGREEMENT

In October 1995, the Company paid $125,000 to obtain a non-exclusive worldwide license to utilize certain process monitoring software. Additionally, the Company issued the licensor an option to purchase 60,000 shares of common stock at an exercise price of $3.00 per share. In April 1996 the licensor exercised his rights under the agreement to have the Company repurchase the options at a price of $1.00 per share. The license runs for the length of the two underlying patents, which expire in 2002 and 2009. The Company has continuing royalty obligations of $1,800 per unit of process monitoring equipment sold by the Company to or on behalf of an OEM. Total royalty obligations were $10,800 and $32,600 for 1998 and 1997, respectively.

6. STOCK OPTIONS AND WARRANTS

OPTIONS

The Board of Directors approved the Nicollet Process Engineering 1990 Stock Option Plan (the "1990 Plan"). Under the 1990 Plan, the Company reserved 600,000 shares for issuance to employees and directors as either incentive stock options, non-qualified options or stock appreciation rights. Under the 1990 Plan, incentive stock options may be

                       Nicollet Process Engineering, Inc.

granted at prices not less than the fair market value of the Company's common stock at

                       Nicollet Process Engineering, Inc.

6. STOCK OPTIONS AND WARRANTS (CONTINUED)

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

On June 1, 1998, the Board of Directors approved repricing the options held by current employees to $0.3125 per share for options previously issued at an exercise price of $1.00 or above.

A summary of changes in outstanding options and shares available for grant under the Company's stock option plans is as follows:

                                                        SHARES          WEIGHTED-
                                      SHARES         OUTSTANDING         AVERAGE
                                    AVAILABLE         UNDER THE           PRICE
                                    FOR GRANT            PLAN           PER SHARE
                                   --------------------------------------------------------
   Balance at August 31, 1996          280,333           699,000             2.07
     Granted                          (171,500)          171,500             1.42
     Exercised                               -          (112,500)            1.00
     Canceled                           42,500           (42,500)            2.96
                                   ----------------------------------
   Balance at August 31, 1997          151,333           715,500             2.01
     Granted                          (190,000)          190,000             0.48
     Canceled                          164,000          (164,000)            0.48
                                   ----------------------------------
   Balance at August 31, 1998          125,333           741,500            $0.50
                                   ==================================

                       Nicollet Process Engineering, Inc.

6. STOCK OPTIONS AND WARRANTS (CONTINUED)

As of August 31, 1998, there were 591,500 options outstanding with exercise prices at $0.3125 and 150,000 options outstanding with exercise prices between $0.40625 and $0.8125. At August 31, 1998, outstanding options had a weighted-average remaining contractual life of 3.55 years.

The number of options exercisable as of August 31, 1998 and 1997 were 736,500 and 622,250, respectively, at weighted-average exercise prices of $0.37 and $2.06 per share, respectively.

The weighted-average fair value of options granted during the years ended August 31, 1998 and 1997 was $.41 and $.87, respectively.

PRO FORMA DISCLOSURES

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997, respectively: risk-free interest rate of 6%; no dividend yield; volatility factor of the expected market price of the Company's common stock of 1.226% and .624%; and a weighted-average expected life of the option of five years.

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

                       Nicollet Process Engineering, Inc.

6. STOCK OPTIONS AND WARRANTS (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                           1998              1997
                                     ------------------------------------
   Pro forma net loss                     $(2,973,571)     $(2,725,224)
   Pro forma loss per share                     $(.60)           $(.82)

Note: The pro forma effect on the net loss for 1998 and 1997 is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

WARRANTS

At August 31, 1998 and 1997, the Company has 489,440 and 597,636 shares of common stock reserved for the exercise of warrants that have been granted in connection with debt and equity offerings and in lieu of cash payment for services provided. The warrants are exercisable at prices ranging from $0.31 to $3.60. The warrants expire at various times between November 1998 and May 2001.

7. INCOME TAXES

The tax effects of significant components of the Company's deferred tax assets and liabilities are as follows:

                                                      AUGUST 31
                                                1998              1997
                                          ----------------------------------
   Deferred tax assets:
     Net operating loss carryforwards         $3,777,000       $2,749,000
     Inventory obsolescence                       38,200           37,900
     Other                                        60,800          109,400
   Deferred tax liabilities:
     Software development costs                   72,900          128,500
                                          ----------------------------------
   Net deferred tax assets                     3,803,100        2,767,800
   Valuation allowance                        (3,803,100)      (2,767,800)


                       Nicollet Process Engineering, Inc.

                                          ----------------------------------
                                                      $-               $-
                                          ==================================

                       Nicollet Process Engineering, Inc.

7. INCOME TAXES (CONTINUED)

For financial reporting purposes, a valuation allowance has been provided to offset the deferred tax assets related to the net operating loss carryforwards and other temporary differences. At August 31, 1998, the Company had net operating loss carryforwards of approximately $9,561,700, which are available to offset taxable income through 2013. The Company's ability to utilize these carryforwards to offset future taxable income is subject to certain restrictions under Section 382 of the Internal Revenue Code in the event of certain changes in the equity ownership of the Company. The Company's public offering resulted in a change in equity ownership under
Section 382. As a result, the net operating loss carryforwards, generated prior to the change under Section 382, will be limited to offset a maximum of approximately $535,000 of taxable income in any one tax year. No income taxes have been paid in the years ended August 31, 1998 and 1997.

The effective income tax rate differed from the federal statutory rate as follows:

                                                          YEAR ENDED AUGUST 31
                                                          1998             1997
                                                  -----------------------------------
   Taxes at statutory rate                           $  (972,600)       $(851,000)
   State taxes, net of federal benefit                  (162,800)        (161,000)
   Change in valuation allowance                       1,035,300          957,000
   Other                                                 100,100           55,000
                                                  -----------------------------------
                                                            $  -             $  -
                                                  ===================================

8. EMPLOYMENT AGREEMENTS

The Company entered into an employment agreement (the "Agreement") with its President and Chief Executive Officer in 1991. The Agreement was amended in July 1994 and October 1995. The Agreement provides for an annual base salary and a discretionary bonus. The Agreement contains a two year non-compete clause in the event of termination of employment. The Agreement may be terminated upon twelve months' notice by either party and immediately in the event the President and Chief Executive Officer defaults or does not perform. Upon termination, the Company is obligated to pay the President and Chief Executive Officer 100% of his current base salary for twelve

                       Nicollet Process Engineering, Inc.

months after separation if he is unable to find appropriate employment because of the non-compete clause.

                       Nicollet Process Engineering, Inc.

8. EMPLOYMENT AGREEMENTS (CONTINUED)

In May 1995, the Company entered into an agreement with the Chairman of the Board (the "Chairman") for the Chairman to provide services to the Company. The Chairman receives compensation of $52,500 per year and a bonus payable at the discretion of the Board of Directors. In connection with the agreement, on September 1, 1995, the Chairman received options to purchase 10,000 shares of common stock at a price of $3.00 per share. The options vested immediately and remain outstanding for a period of five years. In October 1995, the Company amended the agreement to provide for the future grant of additional options to purchase 15,000 shares of common stock at the discretion of the Board of Directors.

9. CONSULTING AGREEMENTS

In August 1998, the Company entered into a consulting agreement with its "acting president" that provides for an annual base salary and a performance bonus, payable in cash, and an option to purchase 500,000 shares of common stock at an exercise price of $0.375 for five years. These options vest at 40% after two years and 20% per year thereafter.

In August 1998, the Company entered into an agreement with Techinspirations, Inc. to provide expertise related to information processing technology, marketing, and product and financial plans. For services provided, the Company pays $25,000 per month for one year.

10. MAJOR CUSTOMERS

Sales to Customers A and B were 12% each of total sales in 1998.

Sales to Customer C were 11% of total sales in 1997.

11. SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid interest of $130,100 and $24,380 for the years ended August 31, 1998 and 1997, respectively.

                      NICOLLET PROCESS ENGINEERING, INC.

                      Exhibit Index to Annual Report On
                                 Form 10-KSB
                    For Fiscal Year Ended August 31, 1998

ITEM NO.                   DESCRIPTION                                                   METHOD OF FILING
--------                   -----------                                                   ----------------
3.1     Articles of Incorporation, as amended...........................................        (3)

3.2     Bylaws, as amended..............................................................        (2)

4.1     Specimen Form of the Company's Common Stock Certificate.........................        (1)

4.2     Warrant for Purchase of Shares of Common Stock of the Company
         issued to Anelise Sawkins dated August 9, 1993.................................        (1)

4.3     Form of Warrant for Purchase of Shares of Common Stock of the
         Company issued in connection with November 1993 private
         placement......................................................................        (1)

4.4     Warrant for Purchase of Shares of Common Stock of the Company
         issued to Charlie Phelps dated May 5, 1994.....................................        (1)

4.5     Form of Warrant for Purchase of Shares of Common Stock of the
         Company issued in connection with advertising design
         services.......................................................................        (1)

4.6     Form of Warrant for Purchase of Shares of Common Stock of the
         Company issued in connection with January 1995 private
         placement......................................................................        (1)

4.7     Form of Warrant for Purchase of Shared of Common Stock of the
         Company issued in connection with February 1995 private
         placement......................................................................        (1)

4.8     Warrant for Purchase of Shares of Common Stock of the Company
         issued to Tuschner & Company, Inc. dated February 7,
         1995...........................................................................        (1)

4.9     Form of Warrant for Purchase of Shares of Common Stock of the
         Company issued in connection with March 1995 private
         placement......................................................................        (1)

4.10    Warrant for Purchase of Shares of Common Stock of the Company
         issued to Tuschner & Company dated March 2, 1995...............................        (1)

4.11    Form of Warrant for Purchase of Shares of Common Stock of the
         Company issued in connection with March 1995 bridge
         financing......................................................................        (1)

4.12    Form of Warrant for Purchase of Shares of Common Stock of the
         Company issued in connection with repayment of March
         1995 bridge financing..........................................................        (1)

4.13    Form of Warrant for Purchase of Shares of Common Stock of the
         Company issued in connection with January 1996 bridge
         financing......................................................................        (1)


ITEM NO.                   DESCRIPTION                                                   METHOD OF FILING
--------                   -----------                                                   ----------------
4.14    Warrant for Purchase of Shares of Common Stock of the Company
         issued to Dillon Advertising dated July 31, 1997...............................        (7)

4.15    Warrant for Purchase of Shares of Common Stock of the Company
         issued to Dillon Advertising dated August 31, 1997.............................        (7)

4.16    Registration Rights Agreement Dated as of November 7, 1997
         among the Company and certain Investors........................................        (6)

10.1    1990 Stock Option Plan..........................................................        (1)

10.2    1995 Amended and Restated Stock Incentive Plan..................................        (1)

10.3    Employment Agreement between the Company and Robert A.
         Pitner, dated July 31, 1994....................................................        (1)

10.4    Amendment No. 1, dated effective October 26, 1995 to
         Employment Agreement between the Company and Robert A.
         Pitner, dated July 31, 1994....................................................        (1)

10.5    Agreement between the Company and Pierce A. McNally, dated
         June 1, 1995...................................................................        (1)

10.6    Amendment No. 1, dated effective October 26, 1995 to
         Agreement between the Company and Pierce A. McNally,
         dated June 1, 1995.............................................................        (1)

10.7    Settlement Agreement between the Company and John W.
         Mickowski, dated October 1, 1995...............................................        (1)

10.8    Form of Indemnification Agreement by and between the Company
         and the Officers and Directors of the Company..................................        (1)

10.9    Lease Agreement by and between Hillcrest Development and the
         Company, dated January 11, 1993................................................        (1)

10.10   Agreement for the First Amendment to a Lease between
         Hillcrest Development and the Company, dated June 8,
         1993...........................................................................        (1)

10.11   Agreement for the Second Amendment to a Lease between
         Hillcrest Development and the Company, dated July 20,
         1993...........................................................................        (1)

10.12   Agreement for the Third Amendment to a Lease between
         Hillcrest Development and the Company, dated November
         12, 1993.......................................................................        (1)

10.13   Agreement for the Sixth Amendment to a Lease between
         Hillcrest Development and the Company, dated October 7,
         1994...........................................................................        (1)


ITEM NO.                   DESCRIPTION                                                   METHOD OF FILING
--------                   -----------                                                   ----------------
10.14   Agreement for the Seventh Amendment to a Lease between
         Hillcrest Development and the Company dated September 3,
         1996...........................................................................        (2)

10.15   Agreement for the Eighth Amendment to a Lease between
         Hillcrest Development and the Company dated October 18,
         1996...........................................................................        (2)

10.16   Software Purchase Agreement between Larry D. Glendenning, dba
         LDG Software Solutions and the Company dated effective
         August 1, 1995.................................................................        (1)

10.17   Promissory Note and Security Agreement in favor of Larry D.
         Glendenning, dba LDG Software Solutions dated effective
         August 1, 1995.................................................................        (1)
10.18
        Termination Agreement dated December 31, 1997 between the
         Company and Richard A. Koontz..................................................        (8)

10.19   Credit and Security Agreement dated as of May 28, 1997 by and
         between Norwest Business Credit, Inc. and the Company..........................        (4)

10.20   Credit and Security Agreement dated as of May 28, 1997 by and between Norwest Bank Minnesota, National Association and
         the Company....................................................................        (4)

10.21   Subscription Agreement dated as of November 7, 1997 among the
         Company and certain Investors..................................................        (5)

10.22   First Amendment dated as of November 24, 1997 to Credit and
         Security Agreement dated as of May 28, 1997 by and
         between Norwest Business Credit, Inc. and the Company..........................        (7)

10.23   Nonrecourse Assignment dated as of June 8, 1998 by and
         between Norwest Business Credit Inc. and
         TECHinspirations, Inc..........................................................        (8)

10.24   Employment Proposal Agreement dated July 26, 1998 between the
         Company and Evros Psiloyenis...................................................        (8)

23.1    Consent of Ernst & Young LLP....................................................  Filed herewith

27.1    Financial Data Schedule.........................................................  Filed herewith


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

(7) Incorporated by reference for the Company's Annual Report on Form 10-KSB for the year ended August 31, 1997 (File No. 0-27928).

(8) Incorporated by reference for the Company's Annual Report on Form 10-KSB for the year ended August 31, 1998 (File No. 0-27928).