Form 10KSB/A
period 1998-08-31
NICOLLET PROCESS ENGINEERING INC
filed 1998-12-31
CIK 934520

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                    FORM 10-KSB/A
                                   AMENDMENT NO. 2

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended August 31, 1998

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to _____________________.

                           COMMISSION FILE NO.:  0-27928
                                ____________________

                         NICOLLET PROCESS ENGINEERING, INC.
                   (Name of small business issuer in its charter)

                    MINNESOTA                                    41-1528120
         (State or other jurisdiction of                        (IRS Employer
          incorporation or organization)                     Identification No.)

420 NORTH FIFTH STREET, FORD CENTRE, SUITE 1040,
             MINNEAPOLIS, MINNESOTA                                 55401
    (Address of principal executive offices)                      (Zip Code)

                      Issuer's telephone number:  (612) 339-7958

        Securities registered under Section 12(b) of the Exchange Act:  NONE.

           Securities registered under Section 12(g) of the Exchange Act:

                              COMMON STOCK, NO PAR VALUE
                                 ____________________
       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  /X/   NO   / /

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

       State issuer's revenues for its most recent fiscal year. $1,122,579

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

Transitional Small Business Disclosure Format (check one):  YES  / /   NO  /X/
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

            (a) DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

       The following persons are directors of the Company, as of December 15, 1998.



NAME OF DIRECTOR OR NOMINEE         AGE                       PRINCIPAL OCCUPATION
---------------------------         ---          -----------------------------------------------
Pierce A. McNally                   49           Chairman of the Board of the Company

Robert A. Pitner                    55           Chief Executive Officer of the Company

Thomas W. Bugbee (1)                47           President of Bugbee and Associates, Inc. and
                                                 President of Datalog, Inc.

Benton J. Case, Jr. (1)             63           President of Rainy River Resources, Inc.

Andrew K. Boszhardt, Jr.            42           Chief Executive Officer of Oscar Capital
                                                 Management, LLC

Frank van Luttikhuizen              44           Chief Financial Officer of the Company and
                                                 Chief Financial Officer of TECHinspirations, Inc.

John van Leeuwen                    40           Chairman of the Board of TECHinspirations, Inc.



(1)    Member of the Audit Committee and Compensation Committee.

       PIERCE A. MCNALLY has served as the Director of Corporate Development of the Company from October 1, 1996 to December 1998, the Chairman of the Board since May 1995 and has been a director since 1992. He also currently serves as Chairman of the Board and Chief Executive Officer of Minnesota American, Inc., a Minnetonka, Minnesota based holding company which owns LockerMate Corporation, a developer of locker products. From January 1992 until October 1994, he was President and Co-Chief Executive Officer of Minnesota American, Inc. Prior to that time, Mr. McNally was an officer and director of Midwest Communications, Inc., a communications company. He also serves on the board of directors of Imaging Institute, Inc., Rainy River Resources, Inc. ("Rainy River") and Minnesota American, Inc.

       ROBERT A. PITNER has served as Chief Executive Officer and director of the Company since April 1991, as President from April 1991 to November 1998, and as Chief Financial Officer from April 1997 to December 1998. From April 1991 to May 1995, Mr. Pitner also served as the Company's Chief Financial Officer. From June 1989 to April 1991, Mr. Pitner was a Vice President at Wiken Advertising and Promotion, a consulting firm specializing in "high tech" industries. From 1988 to 1989, he was President and Chief Operating Officer of Springboard Software, Inc., a software company. Prior to 1988, Mr. Pitner spent twenty years in the banking industry in various executive positions, most recently as a senior executive at First Bank System.

       THOMAS W. BUGBEE joined the Company's Board of Directors in 1988. He has been the Chief Financial Officer of Datalog, Inc., a medical technology/information company, since January 1, 1997. Mr. Bugbee has also been the President of Bugbee and Associates, Inc., a corporate finance advisory services company, since January 1996 when he founded the company. From November 1991 through January 1996, Mr. Bugbee was the President of Bugbee, Anton and Associates, Inc., a corporate finance advisory services company. In addition, Mr. Bugbee served as the Chief Financial Officer of D.V. Talbott, a high technology fabric company, from June 1995 through June 1996. From 1989 to 1991, he was a Senior Manager for Ernst & Young LLP and managed the Minneapolis Debt Restructuring Group.

       BENTON J. CASE, JR., joined the Company's Board of Directors in 1988. Since May 1978, Mr. Case has been employed by Rainy River, a company engaged in oil and gas exploration. Mr. Case has served as President of Rainy River since February 1991 and prior to that time, held the position of Treasurer. Mr. Case has also served as Vice President of Future Care Systems, Inc. since 1994. From October 1990 until March 1994, he was a general partner of Skylark II, a venture capital firm. Skylark II was sold to Rainy River in 1994. Mr. Case is also a member of the Board of Directors of Future Care Systems, Inc.

       ANDREW K. BOSZHARDT, JR., joined the Company's Board of Directors in November 1997. Mr. Boszhardt currently serves as the Chief Executive Officer of Oscar Capital Management, LLC, an investment advisory firm, which he co-founded in December 1996. From 1980 through November 1996, Mr. Boszhardt was employed by Goldman Sachs & Co. where he served as a Vice President and was active in securities brokerage and asset management.

       JOHN VAN LEEUWEN, joined the Company's Board of Directors in December 1998. Mr. Leeuwen currently serves as Chairman of the Board of TECHinspirations, Inc., a venture capital investment firm which he co-founded in June 1996. From October 1992 to June 1996, Mr. van Leeuwen was the President and General Manager of Baan Company Canada, a European software company. In September 1987, Mr. van Leeuwen founded STROHN Systems Inc., a computer systems integration and engineering services business.

       FRANK VAN LUTTIKHUIZEN, joined the Company's Board of Directors in December 1998 and has served as the Chief Financial Officer since December 1998. Since September 1996, Mr. Luttikhuizen has been the Chief Financial Officer of TECHinspirations, Inc., a venture capital investment firm. From June 1993 to March 1996, Mr. Luttikhuizen was the Director of Finance and Administration of Baan Company Canada, a European software company.
Mr. Luttikhuizen was an independent consultant from August 1990 to June 1993. From July 1985 to July 1990, Mr. Luttikhuizen held various positions in administration and finance at Victoria Hospital. From June 1983 to July 1985, he held various positions in administration and finance at Union Gas and from August 1979 to June 1983, Mr. Luttikhuizen was an accountant at Coopers & Lybrand.

       Information concerning executive officers of the Company is included in this Report under Item 4A, "Executive Officers of the Company."

            (b)  SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and all persons who beneficially own more than 10% of the outstanding shares of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Executive officers, directors and greater than 10% beneficial owners are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended August 31, 1998, none of the Company's directors or officers or beneficial owners of greater than 10% of the Company's Common Stock failed to file on a timely basis the forms required by
Section 16 of the Exchange Act.

ITEM 10.    EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

       The following table sets forth the cash and non-cash compensation for each of the last two fiscal years awarded to or earned by the Chief Executive Officer of the Company and the three other most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 in the last fiscal year (the "Named Executive Officers"). Other than Mr. Pitner, no other executive officer of the Company had salary and bonus which exceeded $100,000 in the fiscal year ended August 31, 1998.



                                            SUMMARY COMPENSATION TABLE
                                                                                    LONG-TERM
                                                                                  COMPENSATION
                                                                                  ------------
                                                      ANNUAL COMPENSATION          SECURITIES
                                                  --------------------------       UNDERLYING
NAME AND PRINCIPAL POSITION              YEAR     SALARY($)      BONUS($)(1)       OPTIONS(#)
---------------------------              ----     ---------      -----------       ----------
Robert A. Pitner                         1998     $108,000        $      0          263,500(2)
(PRESIDENT AND CHIEF EXECUTIVE           1997      108,000          34,000           26,000
OFFICER AND INTERIM CHIEF                1996      108,000          50,000            7,500
FINANCIAL OFFICER)


---------------------------


(1) Cash bonuses for services rendered have been included as compensation for the year earned, even though such bonuses were actually paid in the following year.

(2) Mr. Pitner was granted options to purchase an aggregate of 263,500 shares of Common Stock during fiscal 1998. Of this amount, an aggregate of 248,500 shares represented options originally granted in December 1993, July 1994, August 1994, August 1995, September 1995 and October 1996, respectively, that were canceled and reissued in June 1998. See "Board of Directors Report on Repricing of Options."

OPTION GRANTS AND EXERCISES

       The following tables summarize option grants and exercises during the year ended August 31, 1998 to or by the Named Executive Officers and the potential realizable value of the options held by such persons at August 31, 1998.

                         OPTION GRANTS IN LAST FISCAL YEAR

                                       INDIVIDUAL GRANTS
                    -----------------------------------------------------------

                                     PERCENT OF TOTAL
                     NUMBER OF      OPTIONS GRANTED TO
                     SECURITIES        EMPLOYEES IN      EXERCISE   EXPIRATION
NAME                 UNDERLYING        FISCAL YEAR        OR BASE      DATE
----                   OPTIONS         -----------      PRICE($/Sh) -----------
                    GRANTED(#)(1)                       -----------
                    -------------
Robert A. Pitner     15,000(2)(10)         3.0%           $0.3125    08/31/00
                    100,000(3)(10)        20.2%           $0.3125    07/31/04
                     50,000(4)(10)        10.1%           $0.3125    08/31/04
                     16,000(5)(10)         3.2%           $0.3125    10/07/01
                     10,000(6)(10)         2.0%           $0.3125    08/01/99
                     50,000(7)(10)        10.1%           $0.3125    08/31/00
                      7,500(8)(10)         1.5%           $0.3125    09/01/00
                         15,000(9)         3.0%           $0.5000    04/23/03

------------------

(1) The options listed above were granted under the 1995 Plan. Options become exercisable under the 1995 Plan so long as the executive remains in the employ of the Company or one of its subsidiaries. To the extent not already exercisable, options granted under the 1995 Plan become immediately exercisable in full upon certain changes in control of the Company, provided that, upon such a change in control, the Compensation Committee may determine that holders of options granted under the 1995 Plan will receive cash in an amount equal to the excess of the fair market value of such shares immediately prior to the effective date of such change in control of the Company over the exercise price of such options.

(2) These options were granted on December 1, 1993 and were subsequently canceled and reissued on June 1, 1998. See Note (10) below.

(3) This option was granted on July 31, 1994 and was subsequently canceled and reissued on June 1, 1998. See Note (10) below.

(4) This option was granted on August 31, 1994 and was subsequently canceled and reissued on June 1, 1998. See Note (10) below.

(5) This option was granted on October 7, 1996 and was subsequently canceled and reissued on June 1, 1998. See Note (10) below.

(6) This option was granted on August 1, 1994 and was subsequently canceled and reissued on June 1, 1998. See Note (10) below.

(7) This option was granted on August 31, 1995 and was subsequently canceled and reissued on June 1, 1998. See Note (10) below.

(8) This option was granted on September 1, 1995 and was subsequently canceled and reissued on June 1, 1998. See Note (10) below.

(9)    This option was granted on April 23, 1998 and is exercisable in full.

(10) These options were granted on June 1, 1998 during the repricing program and replaced a like number of previously granted options.

                           AGGREGATED OPTION EXERCISES IN
                 LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

                                                  NUMBER OF UNEXERCISED        VALUE OF UNEXERCISED
                       SHARES                       OPTIONS AT FY-END           IN-THE-MONEY OPTIONS
                      ACQUIRED       VALUE               (#)(1)                   AT FY-END ($)(2)
NAME                     ON         REALIZED    -------------------------    -------------------------
----                EXERCISE(#)       ($)       EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
                    -----------       ---       -------------------------    -------------------------
Robert A. Pitner          0         $   0               273,500/0                     $18,767/$0

-------------------

(1) The exercise price of options granted under the Company's 1995 Plan may be paid in cash or in shares of the Company's Common Stock valued at fair market value on the date of exercise. In addition, the exercise price of options granted may be paid pursuant to a cashless exercise procedure under which the executive provides irrevocable instructions to a brokerage firm to sell the purchased shares and to remit to the Company, out of the sale proceeds, an amount equal to the exercise price plus all applicable withholding taxes. Under the 1995 Plan, the Compensation Committee also has the discretion to grant a supplemental cash bonus to an optionee in connection with the grant or exercise of an option or both the grant and exercise of an option.

(2) Value is based on the difference between the fair market value of the Common Stock on August 29, 1998 and the exercise price of the options. The fair market value of the Common Stock as of August 29, 1998, was calculated as the average of the bid and asked prices as quoted in the local over-the-counter market ($.4063). The exercise price of outstanding options range from approximately $0.3125 to $0.72 per share.

STOCK OPTION PLANS

       The Company's 1995 Amended and Restated Stock Incentive Plan (the "1995 Plan"), which was approved by the Company's shareholders in January 1996, replaced the Company's 1990 Stock Option Plan (the "1990 Plan"). The 1995 Plan provides for the grant to participating eligible recipients of the Company of options to purchase Common Stock, restricted stock awards, performance units, stock bonuses and stock appreciation rights. See "Proposal to Amend the Amended and Restated 1995 Stock

Incentive Plan" for a description of the 1995 Plan, including terms related to a change in control of the Company.

       The terms of the 1990 Plan are substantially similar to those of the 1995 Plan, although the 1990 Plan does not provide for the grant of performance units, restricted stock awards or stock bonuses. Also, under the 1990 Plan, in the event of a dissolution or liquidation of the Company, a merger (other than a merger effecting a reincorporation of the Company in another state) or consolidation in which the Company is not the surviving corporation, or a transaction in which another corporation becomes the owner of 50% or more of the total combined voting power of all classes of stock of the Company, all outstanding options and stock appreciation rights will become immediately exercisable in full and will remain exercisable for the remainder of their terms; provided, however, that such acceleration of exercisability shall not apply to a given option or stock appreciation right if any surviving or acquiring corporation agrees to assume such option or stock appreciation right in connection with the merger, consolidation, or transaction or agrees to substitute a new option satisfying the requirements of Section 425(a) of the Internal Revenue Code of 1986, as amended, or to substitute a new stock appreciation right.

EMPLOYMENT AND CONSULTING AGREEMENTS

       The Company entered into a new employment agreement with its President and Chief Executive Officer, Robert A. Pitner (the "Pitner Employment Agreement") on September 1, 1998 that provides for an annual base salary of $120,000, which amount may be increased by the Board of Directors, and a discretionary bonus, payable in cash, stock options or any other manner, with the amount and terms to be determined by the Board of Directors. Under the terms of the Pitner Employment Agreement, Mr. Pitner was granted stock options for the purchase of 351,834 shares of Common Stock at an exercise price of $.25 per share exercisable until September 1, 2004. The Pitner Employment Agreement contains provisions providing for the assignment of inventions by Mr. Pitner, the maintenance of confidential information of the Company and is subject to a one-year non-competition clause in the event of termination of employment. The Pitner Employment Agreement may be terminated
(i) by either party upon six month's notice for whatever reason; and (ii) by the Company immediately in the event Mr. Pitner defaults or does not perform. Upon termination, if Mr. Pitner does not obtain employment consistent with his training and education because of the non-competition clause, the Company must compensate Mr. Pitner until he secures employment at a rate of 100% of his current base salary for the first twelve months of separation from the Company.

       On May 1, 1995, the Company entered into an agreement with Pierce A. McNally providing for Mr. McNally's services as Chairman of the Board of the Company on an as needed, up to full time basis. For Mr. McNally's services, he currently receives compensation of $52,500 per year plus a bonus payable at the discretion of the Board of Directors. As part of the agreement, on September 1, 1995, Mr. McNally was granted options to purchase 10,000 shares of Common Stock at an exercise price of $3.00 for five years. These options were immediately vested and remain exercisable until September 1, 2000. On October 26, 1995, the Company amended this agreement to provide for the future grant of additional options to purchase 15,000 shares should the Board of Directors so determine. The Board of Directors granted such options to Mr. McNally on October 7, 1996. These options have an exercise price of $2.63 and are fully exercisable until October 7, 2001.

       On June 18, 1998, the Company entered into a letter agreement with Evros Psiloyenis providing for his employment on an "at will" basis as the Company's President. Mr. Psiloyenis began employment on November 1, 1998. Mr. Psiloyenis is paid an annual base salary of $120,000, which amount may be increased by the Board of Directors, and a discretionary bonus, payable on completion of quarterly financial statements. In December 1998, Mr. Psiloyenis was granted an option to purchase 500,000 shares of Common Stock at an exercise price of $0.25 per share which vests with respect to 200,000 shares after two years and 100,000 after each of the next three years.

DIRECTOR COMPENSATION

       The Company does not pay fees to the members of the Board of Directors except to Mr. McNally, who, pursuant to a written agreement, currently receives compensation of $52,500 per year, plus a discretionary bonus. See "Executive Compensation and Other Benefits--Employment and Consulting Agreements." On April 23, 1998, for fiscal 1998, Messrs. McNally, Pitner and Case were each granted an option to purchase 15,000 shares of Common Stock at a price of $0.50 per share. All of these options are fully vested and remain exercisable until April 23, 2003.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           PRINCIPAL SHAREHOLDERS AND BENEFICIAL OWNERSHIP OF MANAGEMENT

       The following table sets forth information regarding the beneficial ownership of the Common Stock of the Company as of December 15, 1998 unless otherwise noted (a) by each shareholder who is known by the Company to own beneficially more than 5% of the outstanding Common Stock, (b) by each director,
(c) by each executive officer named in the Summary Compensation Table and (d) by all executive officers and directors of the Company as a group.



                                                                               SHARES OF COMMON STOCK
                                                                                BENEFICIALLY OWNED(1)
                                                                              -------------------------
                                                                                             PERCENT OF
           NAME                                                                  AMOUNT       CLASS (2)
           ----                                                                  ------       ---------
           Oscar Capital Management Group (3)..........................       2,308,833           36.6%
           David L. Chamberlain (4)....................................         765,500           12.3%
           Pierce A. McNally (5)(6)....................................       1,014,662           14.7%
           Robert A. Pitner (6)(7).....................................       1,014,662           14.7%
           Benton J. Case, Jr. (8).....................................         176,265            2.8%
           Thomas W. Bugbee (9)........................................         127,790            2.0%
           Andrew K. Boszhardt, Jr. (10)...............................       2,308,833           36.6%
           Frank van Luttikhuizen (11).................................               0              0%
           John van Leeuwen (12).......................................               0              0%
           Evros Psiloyenis (13).......................................               0              0%
           All executive officers and directors as a
           group (8 persons) (14)......................................       3,627,550           50.9%



---------------------------

(1) Except as otherwise indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person.

(2)    Based on 6,211,861 shares of Common Stock outstanding as of December 15,
       1998.

(3) Includes 233,333 shares of Common Stock held by Oscar Capital Management, LLC ("Oscar Capital"); 1,804,833 shares of Common Stock held by Andrew K. Boszhardt, Jr.; 104,000 shares of Common Stock issuable upon the exercise of outstanding warrants held by Mr. Boszhardt; and 166,667 shares of Common Stock held by Anthony Scaramucci. Does not include 732,500 shares of Common Stock held by David R. Chamberlain or 33,000 shares of Common Stock issuable upon the exercise of outstanding warrants held by Mr. Chamberlain. Mr. Boszhardt and Mr. Scaramucci are the sole members of Oscar Capital. Mr. Chamberlain is a former co-worker and long-time friend of Mr. Boszhardt and is not otherwise affiliated with Oscar Capital or Mr. Boszhardt. The address for Oscar Capital is 900 Third Avenue, New York, NY 10022.

(4) Includes 33,000 shares of Common Stock issuable upon the exercise of outstanding warrants. Does not include 233,333 shares of Common Stock held by Oscar Capital; 1,804,833 shares of Common Stock held by Andrew
       K. Boszhardt, Jr.; 104,000 shares of Common Stock issuable upon the exercise of outstanding warrants held by Mr. Boszhardt; or 166,667 shares of Common Stock held by Anthony Scaramucci. The address for Mr. Chamberlain is 260 Wrights Road, Aspen, Colorado 81612.

(5) Includes 92,500 shares of Common Stock beneficially owned by Robert A. Pitner who shares voting power with Mr. McNally regarding the election of a director of the Company. See footnote (6). Also includes: (i) 89,000 shares of Common Stock issuable to Mr. McNally upon the exercise of outstanding stock options; (ii) 610,334 shares of Common Stock issuable to Mr. Pitner upon the exercise of outstanding stock options;
       (iii) 4,000 shares of Common Stock issuable upon exercise of outstanding warrants held by Mr. McNally's wife as custodian for the benefit of their daughters as to which Mr. McNally disclaims any beneficial interest; and (iv) an aggregate of 16,000 shares of Common Stock held by Mr. McNally's wife as custodian for the benefit of their daughters as to which Mr. McNally disclaims any beneficial interest.
       Mr. McNally's address is 420 North Fifth Street, Ford Centre, Suite 1040, Minneapolis, MN 55401.

(6) Messrs. McNally and Pitner are parties to a Letter Agreement dated November 7, 1997 (the "Letter Agreement") whereby they agreed to vote all shares of Common Stock of the Company held by them "FOR" the election of Andrew K. Boszhardt, Jr., or his nominee, as director of the Company. Under the rules of the Securities and Exchange Commission, Messrs. Pitner and McNally may be deemed to share voting power over each other's shares of Common Stock. Messrs. Pitner and McNally disclaim any beneficial interest in the other person's shares of Common Stock.

(7) Includes 187,828 shares of Common Stock beneficially owned by Pierce A. McNally who shares voting power with Mr. Pitner regarding the election of a director of the Company. See footnote (6). Also includes: (i) 610,334 shares of Common Stock issuable to Mr. Pitner upon the exercise of outstanding stock options; (ii) 89,000 shares of Common Stock issuable to Mr. McNally upon the exercise of outstanding options; (iii) 4,000 shares of Common Stock issuable upon exercise of outstanding warrants held by Mr. McNally's wife as custodian for the benefit of their daughters as to which Mr. McNally disclaims any beneficial interest; and (iv) an aggregate of 16,000 shares of Common Stock held by Mr. McNally's wife as custodian for the benefit of their daughters as to which Mr. McNally disclaims any beneficial interest. The address for Mr. Pitner is 420 North Fifth Street, Ford Centre, Suite 1040, Minneapolis, MN 55401.

(8) Includes 60,000 shares of Common Stock issuable upon the exercise of outstanding stock options; 46,501 shares of Common Stock held by Mr. Case's wife, as to which Mr. Case disclaims any beneficial interest; 17,430 shares of Common Stock held by Rainy River Resources, Inc. ("Rainy River"); and 4,000 shares of Common Stock held by FCSI Business Development Corp. ("FCSI"). Mr. Case is an executive of Rainy River and the Vice President of FCSI. Mr. Case disclaims beneficial ownership of shares held by Rainy River and FCSI except to the extent of his pecuniary interest therein.

(9) Includes 47,500 shares of Common Stock issuable upon the exercise of outstanding stock options.

(10) Includes 104,000 shares of Common Stock issuable upon the exercise of outstanding warrants; 233,333 shares of Common Stock held by Oscar Capital; and 166,667 shares of Common Stock held by Anthony Scaramucci. Does not include 732,500 shares of Common Stock held by David R. Chamberlain or 33,000 shares of Common Stock issuable upon the exercise of outstanding warrants held by Mr. Chamberlain.

(11) The address for Mr. van Luttikhuizen is 2275 No. 8 Side Road, R.R. #2, Milton, Ontario, Canada. Does not include any shares of Common Stock issuable upon exercise of options to be issued to TECH under the TECH Letter of Intent.

(12) The address for Mr. van Leeuwen is 2275 No. 8 Side Road, R.R. #2, Milton, Ontario, Canada. Does not include any shares of Common Stock issuable upon exercise of options to be issued to TECH under the TECH Letter of Intent.

(13) The address for Mr. Psiloyenis is 420 North Fifth Street, Ford Centre, Suite 1040, Minneapolis, MN 55401.

(14) Includes 806,834 shares of Common Stock issuable upon exercise of outstanding options; 438,529 shares of Common Stock held by directors' spouses, a director's spouse as custodian for the benefit of their children, and certain affiliates of directors, as to which such directors disclaim any beneficial interest except to the extent of their pecuniary interest therein; 104,000 shares of Common Stock issuable upon exercise of outstanding warrants held by a director; and 4,000 shares of Common Stock issuable upon exercise of outstanding warrants held by a director's wife as custodian for his children, as to which such director disclaims any beneficial interest.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information under Item 9 is incorporated herein by reference.

       On November 7, 1997, the Company entered into Subscription Agreements (the "Subscription Agreements") with certain investors (collectively, the "Investors"), including Andrew K. Boszhardt, Jr., a member of the Company's Board of Directors, pursuant to which the Investors agreed to purchase an aggregate of 1,166,667 shares of Common Stock at purchase price of $0.60 per share. As a condition to the Investors' purchase of such shares, members of the Company's Board of Directors, were required to purchase an aggregate of 100,000 shares of Common Stock (the "Director Shares") at a purchase price of $0.60 per share. In connection with the Subscription Agreements, the Company agreed to allow Mr. Boszhardt, or his designee, to nominate one director (such nominee, the "Boszhardt Nominee") for election as a member of the Board of Directors of the Company at each annual meeting of shareholders or any other meeting at which directors are elected (such director, the "Boszhardt Director"). The Company agreed to use its good faith, reasonable efforts to ensure that the Boszhardt Director will continue as a member of the Board of Directors for such period as the Investors and/or any affiliates of Mr. Boszhardt own, in the aggregate, beneficially and of record not less than 500,000 shares of Common Stock of the Company (the "Minimum Holding Period"). Additionally, in connection with the Subscription Agreements, Messrs. McNally and Pitner entered into a Letter Agreement dated as of November 7, 1997 with Mr. Boszhardt, pursuant to which Messrs. McNally and Pitner agreed to vote all of the shares of Common Stock beneficially held by them to elect Mr. Boszhardt, or his nominee, as a member of the Board of Directors of the Company for such Minimum Holding Period.

       On December 31, 1997, the Company entered into a termination agreement with Richard Koontz, a former officer of the Company, providing for termination of his employment. Mr. Koontz was paid an aggregate of $50,000 under this agreement and released all claims against the Company.

       On February 26, 1998, the Company sold 450,000 shares of Common Stock at a price of $0.50 per share, for an aggregate purchase price of $225,000, to Andrew K. Boszhardt, Jr., a director and shareholder of the Company. On March 12, 1998, the Company sold an additional 450,000 shares of Common Stock, at a price of $0.50 per share, for an aggregate purchase price of $225,000, to Andrew
K. Boszhardt, Jr. and Anthony Scaramucci.

       On June 3, 1998, Norwest Business Credit, Inc. assigned all of its right, title and interest in the Company's credit facilities with Norwest Business Credit, Inc. to TECH. The loan documents underlying the credit facility consisted of a revolving promissory note, dated May 28, 1997, in the principal amount of $800,000, a credit and security agreement which, among other things, granted the lender a security interest in all of the Company's assets. The outstanding balance at the time of the assignment was approximately $142,000. TECH has continued to make advances available to the Company under these loan documents. The advances bear interest at the rate of 1% in excess of the prime rate. As of November 30, 1998, the principal outstanding balance was $1,955,000.

       On December 15, 1998, the Company agreed to pay TECH a fee of $25,000 per month and to grant to TECH a warrant to purchase an aggregate of 4,750,000 shares of Common Stock, at an exercise price of $.15 per share, in connection with the Financing, which has been arranged by TECH. Mr. van Luttikhuizen and Mr. van Leeuwen are principals of TECH.

                                      SIGNATURES


       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 31, 1998       NICOLLET PROCESS ENGINEERING, INC.

                               By: /s/ Evros Psiloyenis
                                  ----------------------------------------------
                                   Evros Psiloyenis
                                   President
                                   (executive officer)

                       NICOLLET PROCESS ENGINEERING, INC.

                        Exhibit Index to Annual Report On
                                   Form 10-KSB
                      For Fiscal Year Ended August 31, 1998



ITEM NO.                                   DESCRIPTION                                          METHOD OF FILING
--------                                   -----------                                          ----------------
3.1       Articles of Incorporation, as amended............................................            (3)

3.2       Bylaws, as amended...............................................................            (2)

4.1       Specimen Form of the Company's Common Stock Certificate..........................            (1)

4.2       Warrant for  Purchase of Shares of Common  Stock of the Company  issued to Anelise
              Sawkins dated August 9, 1993.................................................            (1)

4.3       Form of Warrant for  Purchase of Shares of Common  Stock of the Company  issued in
              connection with November 1993 private placement..............................            (1)

4.4       Warrant for  Purchase of Shares of Common  Stock of the Company  issued to Charlie
              Phelps dated May 5, 1994.....................................................            (1)

4.5       Form of Warrant for  Purchase of Shares of Common  Stock of the Company  issued in
              connection with advertising design services..................................            (1)

4.6       Form of Warrant for  Purchase of Shares of Common  Stock of the Company  issued in
              connection with January 1995 private placement...............................            (1)

4.7       Form of Warrant for  Purchase of Shared of Common  Stock of the Company  issued in
              connection with February 1995 private placement..............................            (1)

4.8       Warrant for Purchase of Shares of Common  Stock of the Company  issued to Tuschner
              & Company, Inc. dated February 7, 1995.......................................            (1)

4.9       Form of Warrant for  Purchase of Shares of Common  Stock of the Company  issued in
              connection with March 1995 private placement.................................            (1)

4.10      Warrant for Purchase of Shares of Common  Stock of the Company  issued to Tuschner
              & Company dated March 2, 1995................................................            (1)

4.11      Form of Warrant for  Purchase of Shares of Common  Stock of the Company  issued in
              connection with March 1995 bridge financing..................................            (1)

4.12      Form of Warrant for  Purchase of Shares of Common  Stock of the Company  issued in
              connection with repayment of March 1995 bridge financing.....................            (1)

4.13      Form of Warrant for  Purchase of Shares of Common  Stock of the Company  issued in
              connection with January 1996 bridge financing................................            (1)


ITEM NO.                                   DESCRIPTION                                          METHOD OF FILING
--------                                   -----------                                          ----------------
4.14      Warrant  for  Purchase of Shares of Common  Stock of the Company  issued to Dillon
              Advertising dated July 31, 1997..............................................            (7)

4.15      Warrant  for  Purchase of Shares of Common  Stock of the Company  issued to Dillon
              Advertising dated August 31, 1997............................................            (7)

4.16      Registration Rights Agreement Dated as of November 7, 1997
              among the Company and certain Investors......................................            (6)

10.1      1990 Stock Option Plan...........................................................            (1)

10.2      1995 Amended and Restated Stock Incentive Plan...................................            (1)

10.3      Agreement between the Company and Pierce A. McNally, dated June 1, 1995..........            (1)

10.4      Amendment  No. 1, dated  effective  October  26,  1995 to  Agreement  between  the
              Company and Pierce A. McNally, dated June 1, 1995............................            (1)

10.5      Settlement  Agreement between the Company and John W. Mickowski,  dated October 1,
              1995.........................................................................            (1)

10.6      Form of Indemnification  Agreement by and between the Company and the Officers and
              Directors of the Company.....................................................            (1)

10.7      Lease  Agreement  by and between  Hillcrest  Development  and the  Company,  dated
              January 11, 1993.............................................................            (1)

10.8     Agreement for the First  Amendment to a Lease between  Hillcrest  Development  and
              the Company, dated June 8, 1993..............................................            (1)

10.9     Agreement for the Second  Amendment to a Lease between  Hillcrest  Development and
              the Company, dated July 20, 1993.............................................            (1)

10.10     Agreement for the Third  Amendment to a Lease between  Hillcrest  Development  and
              the Company, dated November 12, 1993.........................................            (1)

10.11     Agreement for the Sixth  Amendment to a Lease between  Hillcrest  Development  and
              the Company, dated October 7, 1994...........................................            (1)


ITEM NO.                                   DESCRIPTION                                          METHOD OF FILING
--------                                   -----------                                          ----------------
10.12     Agreement for the Seventh Amendment to a Lease between  Hillcrest  Development and
              the Company dated September 3, 1996..........................................            (2)

10.13     Agreement for the Eighth  Amendment to a Lease between  Hillcrest  Development and
              the Company dated October 18, 1996...........................................            (2)

10.14     Software  Purchase  Agreement  between  Larry  D.  Glendenning,  dba LDG  Software
              Solutions and the Company dated effective August 1, 1995.....................            (1)

10.15     Promissory Note and Security  Agreement in favor of Larry D. Glendenning,  dba LDG
              Software Solutions dated effective August 1, 1995............................            (1)

10.16     Termination  Agreement  dated December 31, 1997 between the Company and Richard A.
              Koontz.......................................................................            (8)

10.17     Credit and  Security  Agreement  dated as of May 28, 1997 by and  between  Norwest
              Business Credit, Inc. and the Company........................................            (4)

10.18     Credit and  Security  Agreement  dated as of May 28,  1997 by and between  Norwest
              Bank Minnesota, National Association and the Company.........................            (4)

10.19     Subscription  Agreement dated as of November 7, 1997 among the Company and certain
              Investors....................................................................            (5)

10.20     First  Amendment  dated as of November 24, 1997 to Credit and  Security  Agreement
              dated as of May 28, 1997 by and between Norwest Business Credit,  Inc. and the
              Company......................................................................            (7)

10.21     Nonrecourse  Assignment  dated as of June 8, 1998 by and between Norwest  Business
          Credit Inc. and TECHinspirations, Inc.                                                       (8)

10.22     Employment  Proposal  Agreement  dated June 18, 1998 between the Company and Evros
              Psiloyenis...................................................................            (8)

10.23     Employment Agreement between the Company and Robert A. Pitner, dated
              September 1, 1998............................................................      Filed Herewith

23.1      Consent of Ernst & Young LLP.....................................................            (9)

27.1      Financial Data Schedule..........................................................            (9)


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

(7) Incorporated by reference for the Company's Annual Report on Form 10-KSB for the year ended August 31, 1997 (File No. 0-27928).

(8) Incorporated by reference for the Company's Annual Report on Form 10-KSB for the year ended August 31, 1998 (File No. 0-27928).

(9) Incorporated by reference to Amendment No. 1 for the Company's Annual Report on Form 10-KSB for the year ended August 31, 1998 (File No. 0-27928).