Form 10QSB
period 1998-11-30
NICOLLET PROCESS ENGINEERING INC
filed 1999-01-14
CIK 934520

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                     FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended November 30, 1998


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

                                    (612) 339-7958
                              --------------------------
                             (Issuer's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


The number of shares of common stock, no par value, outstanding as of December 31, 1998 was 6,245,861.

Transitional Small Business Disclosure Format (Check One): YES [ ]  NO [X]

                            PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                          NICOLLET PROCESS ENGINEERING, INC.
                                    Balance Sheets
                  November 30, 1998 (Unaudited) and August 31, 1998

                                                                              November 30,    August 31,
ASSETS                                                                            1998           1998
                                                                              -----------     ----------
                                                                              (Unaudited)       (Note)
Current Assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $50,588       $257,910
  Short term investments . . . . . . . . . . . . . . . . . . . . . . . .              0              0
  Net receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . .        254,469        124,985
  Accounts receivable -- related parties . . . . . . . . . . . . . . . .              0              0
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        160,230        245,257
  Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . .         25,935         14,670
                                                                               --------       --------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . .        491,222        642,822
Property and equipment:
  Computer equipment . . . . . . . . . . . . . . . . . . . . . . . . . .        497,596        497,596
  Furnishings and equipment. . . . . . . . . . . . . . . . . . . . . . .        176,647        176,647
  Leasehold improvements . . . . . . . . . . . . . . . . . . . . . . . .         70,211         70,211
                                                                               --------       --------
                                                                                744,454        744,454
  Less:  accumulated depreciation. . . . . . . . . . . . . . . . . . . .       (537,552)      (507,684)
                                                                               --------       --------
                                                                                206,901        236,770
Other assets:
  License agreement. . . . . . . . . . . . . . . . . . . . . . . . . . .              0          3,778
  Software development costs . . . . . . . . . . . . . . . . . . . . . .        143,143        184,492
  Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,555          7,913
                                                                                 ------          -----
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $861,821     $1,075,775
                                                                               --------      ---------
                                                                               --------      ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Checks written in excess of bank balance . . . . . . . . . . . . . . .              0              0
  Customer deposits. . . . . . . . . . . . . . . . . . . . . . . . . . .        $31,886       $114,015
  Notes payable -- current portion . . . . . . . . . . . . . . . . . . .         13,137         23,564
  Notes payable -- line of credit. . . . . . . . . . . . . . . . . . . .              ,              0
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .        362,609        393,562
  Accrued payroll liabilities. . . . . . . . . . . . . . . . . . . . . .         82,954         57,237
  Current portion of capitalized lease obligation. . . . . . . . . . . .              0              0
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .        122,838         74,078
                                                                                -------         ------

      Total current liabilities. . . . . . . . . . . . . . . . . . . . .        613,424        662,456

Long term notes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,963,811      1,514,803
Capitalized lease obligation . . . . . . . . . . . . . . . . . . . . . .              0              0
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . .              0              0
Deferred rent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              0              0
Shareholders' equity (deficit):
  Common stock, no par value:
      Authorized shares -- 12,000,000; issued and outstanding shares
        6,211,861 at August 31, 1998 and 6,211,861 at November 30, 1998.      8,941,199      8,939,949
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .    (10,655,113)   (10,039,933)
                                                                            ------------    -----------
                                                                             (1,713,914)    (1,099,984)
  Less stock subscriptions receivable. . . . . . . . . . . . . . . . . .         (1,500)        (1,500)
                                                                                 -------         ------
Total shareholders' equity (deficit) . . . . . . . . . . . . . . . . . .     (1,715,414)    (1,101,484)
                                                                             -----------     ----------
Total liabilities and shareholders' equity . . . . . . . . . . . . . . .       $861,821     $1,075,775
                                                                               ---------     ----------
                                                                               ---------     ----------


Note: The balance sheet as of August 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.
                   See accompanying notes to financial statements.

                          NICOLLET PROCESS ENGINEERING, INC.

                               Statements of Operations
         For the Three Months Ended November  30, 1998 and November 30, 1997
                                     (Unaudited)


                                             Three Months Ended November 30
                                             ------------------------------
                                                1998                1997
                                             --------             --------
 Net sales  ..............................   $514,804             $402,324
 Cost of sales ...........................    398,072              297,833
                                              -------              -------
 Gross margin ............................    116,732              104,491

 Operating expenses:
     Selling expenses ....................    263,735              293,349
     Research and development
      expenses ...........................    119,871              101,821
     General and administrative
      expenses ...........................    303,235              186,251
                                              -------              -------
        Total operating expenses .........    686,841              581,421
                                              -------              -------

 Operating loss...........................   (570,109)            (476,930)
 Other income/expenses
     Interest expense ....................    (44,749)             (17,686)
     Interest income .....................          0
                                                    -
        Total other income/expenses ......    (44,749)             (17,686)
                                              --------             --------

 Net loss ................................  $(614,855)           $(494,616)
                                            ----------           ----------

 Net loss per share ......................     $(0.10)              $(0.14)
                                                ------               ------

 Weighted average number of
     shares outstanding ..................  6,211,861            3,627,371
                                            ---------            ---------
                                            ---------            ---------


                   See accompanying notes to financial statements.

                          NICOLLET PROCESS ENGINEERING, INC.
                               Statements of Cash Flows
          For the Three Months Ended November 30, 1998 and November 30, 1997
                                     (Unaudited)



                                                                Three Months Ended November 30
                                                                ------------------------------
                                                                     1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . .        (614,855)      (494,608)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation/amortization . . . . . . . . . . . . . . .          76,572         80,672
      Accounts receivable . . . . . . . . . . . . . . . . .        (129,485)       333,744
      Inventories . . . . . . . . . . . . . . . . . . . . .          85,029         (2,332)
      Prepaid expenses. . . . . . . . . . . . . . . . . . .         (11,265)       (52,530)
      Accounts payable. . . . . . . . . . . . . . . . . . .         (31,022)       (93,112)
      Other current liabilities . . . . . . . . . . . . . .         397,708       (379,366)
      Accrued liabilities . . . . . . . . . . . . . . . . .          34,707         (6,248)
                                                                     ------          ------

Net cash used in operating activities . . . . . . . . . . .        (192,610)      (601,284)
                                                                   ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Total fixed assets. . . . . . . . . . . . . . . . . . . . .               0              0
Other assets. . . . . . . . . . . . . . . . . . . . . . . .               0         (1,200)
Capital-in-process. . . . . . . . . . . . . . . . . . . . .         (14,219)       (97,811)
                                                                    --------       --------

Net cash used in investing activities . . . . . . . . . . .         (14,219)       (99,011)

CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Proceeds from:
  Common stock. . . . . . . . . . . . . . . . . . . . . . .           1,250        713,534
  Stock subscription received . . . . . . . . . . . . . . .               0
  Notes payable . . . . . . . . . . . . . . . . . . . . . .          (1,316)         2,100
  Deferred lease obligation . . . . . . . . . . . . . . . .            (426)        (1,546)
  Capitalized lease obligation. . . . . . . . . . . . . . .               0         (1,270)
                                                                          -         -------

Net cash (used in)/from financing activities. . . . . . . .            (492)      (712,818)
                                                                       -----      ---------

Net decrease in cash. . . . . . . . . . . . . . . . . . . .       $(207,321)       $12,523

Cash at beginning of period . . . . . . . . . . . . . . . .         257,909       (128,595)

Cash at end of period . . . . . . . . . . . . . . . . . . .         $50,588      $(116,072)
                                                                     ------       ---------
                                                                     ------       ---------


                   See accompanying notes to financial statements.

                       NICOLLET PROCESS ENGINEERING, INC.

                                  Form 10-QSB

                               November 30, 1998

                         Notes to Financial Statements

1.   BASIS OF PRESENTATION

     The unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements have been omitted or condensed pursuant to such rules and regulations. The information furnished reflects, in the opinion of the management of the Company, all adjustments (of only a normally recurring nature) necessary to present a fair statement of the results for the interim periods presented. Operating results for the three month period ended November 30, 1998 are not necessarily indicative of the results that may be expected for the year ended August 31, 1999. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB dated August 31, 1998.

2.   NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS.

     THIS FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS FORM 10-QSB THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, WORDS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED UNDER THE CAPTION "IMPORTANT FACTORS TO CONSIDER" CONTAINED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB, AS AMENDED, FOR THE FISCAL YEAR ENDED AUGUST 31, 1998.

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

     The Company's third product line, the Machine Capability Analyzer (the "MCA"), is a portable, diagnostic instrument that troubleshoots machine performance for inconsistencies in operation and repeatability. Under an agreement with GE Plastics, an operating division of General Electric Corporation, the Company developed a new software module for the MCA. The new module was custom designed for GE Plastics to test specific parameters of GE Plastics' proprietary resins. The Company believes that GE Plastics will apply this GE-specific product throughout its polymer manufacturing plants.

     During the 1998 fiscal year, the Company has focused substantially all of the Company's research and development efforts in converting to a Structural Query Language ("SQL") data base and in modularizing the Company's Plastics Monitoring System. The Company's Plastics Products are powered by the windows SQL data base and are now engineered to allow customers to mix and match modules according to a customer's specific needs, thereby permitting easy migration from simpler starter systems, such as PMRS, to more sophisticated process monitoring and client/server level information gathering systems.

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1997

     NET SALES. Net sales increased 28% to approximately $515,000 in the three months ended November 30, 1998, compared to approximately $402,000 in the three months ended November 30, 1997. The increase in net sales for the first fiscal quarter was due to stronger systems sales of the die cast and plastics products.

     Sales of the Company's die casting NPE System in the three months ended November 30, 1998 increased approximately 52% to approximately $285,000, compared to approximately $187,000 in the three months ended November 30, 1997. The increase was due to orders completed and shipped from two major customers, and increased booking activity in the prior quarter that were shipped the first quarter.

     Sales of the Plastics Products increased 24% to approximately $154,000 in the three months ended November 30, 1998, compared to approximately $124,000 in the prior year period. The increase for the three months ended November 30, 1998 was due primarily to an order for one major foreign customer completed and shipped in the quarter. With the data base platform conversion completed the Company believes that the product is now stable, and has positioned itself for noticeable growth.

     Sales of the MCAs sustained about the same level at $64,000 in the three months ended November 30, 1998, compared to approximately $66,000 in the prior year period. The design of a new analyzer was completed in March 1998 and contains feature upgrades that include integrated signal conditioning. As a result bookings have increased during the first quarter, and the backlog is $52,000 as of December 31, 1998.

     GROSS MARGINS. The gross margin decreased to 23% of revenues in the three months ended November 30, 1998, compared to 26% of revenues in the prior year period. The decrease was due primarily due to increased expenditures associated with the overseas shipments including certification expenses.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses decreased 10% to approximately $264,000 in the three months ended November 30, 1998, compared to approximately $293,000 in the prior year period. These expenses as a per cent of revenue was 38% for the three months ended November 30, 1998, compared to 50% in the prior year period. This decrease was due to staff reductions and restructuring during the last two quarters of fiscal 1998.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased approximately 17% to $120,000 in the three months ended November 30, 1998, compared to approximately $102,000 in the prior year period. This increase was due to expenses associated with outside contract services.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 63% to approximately $303,000 in the three months ended November 30, 1998, compared to approximately $186,000 in the prior year. The increase was primarily due to financing fees associated with the TECHinspirations, Inc. financing arrangements, and certification fees associated with overseas shipments.

     INTEREST EXPENSES.   Interest expense increased to approximately $45,000
in the three months ended November 30, 1998, compared to approximately $18,000 in the prior year period. This increase was due to an increased debt with TECHispirations on the line of credit.

     NET LOSS. The net loss for the three months ended November 30, 1998 was approximately $615,000 or $0.10 per share, compared to a net loss of approximately $495,000 or $0.15 per share for the three months ended November 30, 1997. The increase in the net loss was due primarily to increased expenses associated with financing operations.

LIQUIDITY AND CAPITAL RESOURCES

     In May 1997, the Company entered into two lines of credit with Norwest Business Credit, Inc. and Norwest Bank Minnesota, National Association (collectively, "Norwest") for an aggregate of up to $800,000 in borrowings (the "Credit Facilities"). In June 1998, Norwest assigned all of its rights and obligations under the Credit Facilities to TECHinspirations, Inc. (TECH). The Credit Facilities are discretionary. Credit availability under these facilities is based on accounts receivable of the Company's United States operations and accounts receivable and inventories of the Company's international operations. The Credit Facilities are used primarily to finance working capital. As of November 30 1998, the Company borrowed approximately $1,955,000 under the Credit Facilities.

     Net cash used in operating activities was approximately

$193,000, and $601,000 in the three months ended November 30, 1998 and November 30, 1997, respectively. The cash used was primarily related to operations.

     The Company anticipates capital expenditures of approximately $150,000 through fiscal 1999 for use in purchasing software and hardware to upgrade and improve internal operations.

     The report of the Company's auditors contains an explanatory paragraph to the effect that the Company's recurring losses and negative cash flows from operations raise substantial doubts about its ability to continue as a going concern. If the Company's operations do not provide sufficient cash or the Company is unable to raise additional debt or equity financing, any either case sufficient for the Company to continue operations, the Company may be forced to cease operations.

                             PART II -- OTHER INFORMATION


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibit 27.1   Financial Data Schedule.

     (b) No Current Reports on Form 8-K were filed during the fiscal quarter ended November 30 1998.

                                      SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NICOLLET PROCESS ENGINEERING, INC.


Dated:  January 13, 1999           By:  /s/   Robert A. Pitner
                                      ------------------------
                                     Robert A. Pitner
                                     Chief Executive Officer
                                     (principal executive and financial officer)


                                   By: /s/   John Sandberg
                                      --------------------
                                     John Sandberg
                                     Controller
                                     (principal accounting officer)

                          NICOLLET PROCESS ENGINEERING, INC.
                           QUARTERLY REPORT ON FORM 10-QSB
                        FISCAL QUARTER ENDED November 30, 1998

                                    EXHIBIT INDEX

Exhibit No.                     Description                         Location
-----------                     -----------                         --------
    27.1      Financial Data Schedule ....................       Filed herewith
