Form 10KSB/A
period 1998-08-31
NICOLLET PROCESS ENGINEERING INC
filed 1999-03-09
CIK 934520

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549

                                   FORM 10-KSB/A
                                  AMENDMENT NO. 3

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES /X /        NO / /

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

                              PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     (A) DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

     The following persons are directors of the Company, as of December 15, 1998.



NAME OF DIRECTOR OR NOMINEE       AGE             PRINCIPAL OCCUPATION
---------------------------       ---        ---------------------------------
Pierce A. McNally                  50        Chairman of the Board of the
                                             Company

Robert A. Pitner                   55        Chief Executive Officer and Interim
                                             Chief Financial Officer of the
                                             Company

Thomas W. Bugbee (1)               47        President of Bugbee and Associates,
                                             LLC

Benton J. Case, Jr. (1)            63        President of Rainy River Resources,
                                             Inc.

Andrew K. Boszhardt, Jr.           42        Chief Executive Officer of Oscar
                                             Capital Management, LLC

John van Leeuwen                   40        Chairman of the Board of
                                             TECHinspirations, Inc.

Frank van Luttikhuizen             44        Chief Financial Officer of
                                             TECHinspirations, Inc.

(1)    Member of the Audit Committee and Compensation Committee.

     PIERCE A. MCNALLY has served as the Director of Corporate Development of the Company from October 1, 1996 to December 1998, the Chairman of the Board since May 1995 and has been a director since 1992. He also currently serves as Chairman of the Board and Chief Executive Officer of Minnesota American, Inc., a Minnetonka, Minnesota based holding company which owns LockerMate Corporation, a developer of locker memory organizational products. From January 1992 until October 1994, he was President and Co-Chief Executive Officer of Minnesota American, Inc. Prior to that time, Mr. McNally was an officer and director of Midwest Communications, Inc., a communications company. He also serves on the board of directors of Imaging Institute, Inc., Rainy River Resources, Inc. ("Rainy

River"), Minnesota American, Inc. and Viacom Incorporated. Mr. McNally is not standing for reelection.

     ROBERT A. PITNER has served as Chief Executive Officer and director of the Company since April 1991, as Interim Chief Financial Officer since May 1997 and as President from April 1991 to November 1998. From April 1991 to May 1995, Mr. Pitner also served as the Company's Chief Financial Officer. From June 1989 to April 1991, Mr. Pitner was a Vice President at Wiken Advertising and Promotion, a consulting firm specializing in "high tech" industries. From 1988 to 1989, he was President and Chief Operating Officer of Springboard Software, Inc., a software company. Prior to 1988, Mr. Pitner spent twenty years in the banking industry in various executive positions, most recently as a senior executive at First Bank System (now U.S. Bank).

     THOMAS W. BUGBEE, joined the Company's Board of Directors in 1988. Mr. Bugbee has been the President of Bugbee and Associates, LLC, a corporate finance advisory services company, since January 1996 when he founded the company. From November 1991 through January 1996, Mr. Bugbee was the President of Bugbee, Anton and Associates, Inc., a corporate finance advisory services company. During that time, Mr. Bugbee has served as Chief Financial Officer of several high-tech companies along with his responsibilities at Bugbee and Associates, LLC. From 1989 to 1991, he was a Senior Manager for Ernst & Young LLP and managed the Corporate Finance/Debt Restructuring Group for the Twin Cities.

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

     FRANK VAN LUTTIKHUIZEN, joined the Company's Board of Directors in December 1998. Since September 1996, Mr. van Luttikhuizen has been the Chief Financial Officer of TECHinspirations, Inc., a venture capital investment firm. From June 1993 to March 1996, Mr. van Luttikhuizen was the Director of Finance and Administration of Baan Company Canada, a European software company. Mr. van Luttikhuizen was an independent consultant from August 1990 to June 1993. From July 1985 to July 1990, Mr. van Luttikhuizen held various positions in administration and finance at Victoria Hospital. From June 1983 to July 1985, he held various positions in administration and finance at Union Gas and from August 1979 to June 1983, Mr. van Luttikhuizen was an accountant at Coopers & Lybrand. Mr.

van Luttikhuizen was elected to the Board of Directors of the Company on December 15, 1998 and is not standing for reelection.

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


ITEM 10.  EXECUTIVE COMPENSATION AND OTHER BENEFITS.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION


The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company and the three other most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 in the last fiscal year (the "Named Executive Officers"). Other than Mr. Pitner, no other executive officer of the Company had salary and bonus which exceeded $100,000 in the fiscal year ended August 31, 1998.

                            SUMMARY COMPENSATION TABLE

                                                                       LONG-TERM
                                                                      COMPENSATION
                                                                      ------------
                                                ANNUAL COMPENSATION    SECURITIES
                                              -----------------------  UNDERLYING
NAME AND PRINCIPAL POSITION        YEAR       SALARY ($)  BONUS($)(1)  OPTIONS (#)
---------------------------        ----       ---------   ----------- ------------
Robert A. Pitner                   1998        $108,000     $     0     263,500 (2)
  PRESIDENT, CHIEF EXECUTIVE       1997        $108,000     $34,000      26,000
  OFFICER AND INTERIM CHIEF        1996        $108,000     $50,000       7,500
  FINANCIAL OFFICER

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

                         OPTION GRANTS IN LAST FISCAL YEAR

                                                     INDIVIDUAL GRANTS
                      -------------------------------------------------------------------------------
                                                PERCENT OF TOTAL
                            NUMBER OF         OPTIONS GRANTED TO
                      SECURITIES UNDERLYING       EMPLOYEES IN      EXERCISE OR BASE      EXPIRATION
NAME                  OPTIONS GRANTED(#)(1)        FISCAL YEAR         PRICE ($/Sh)          DATE
----                  ---------------------   ------------------    ----------------      ----------
Robert A. Pitner         15,000 (2)(10)               3.0%               $0.3125           08/31/00
                        100,000 (3)(10)              20.2%               $0.3125           07/31/04
                         50,000 (4)(10)              10.1%               $0.3125           08/31/04
                         16,000 (5)(10)               3.2%               $0.3125           10/07/01
                         10,000 (6)(10)               2.0%               $0.3125           08/01/99
                         50,000 (7)(10)              10.1%               $0.3125           08/31/00
                          7,500 (8)(10)               1.5%               $0.3125           09/01/00
                         15,000 (9)                   3.0%               $0.5000           04/23/03

--------------------
(1) The options listed above were granted under the 1995 Plan. Options become exercisable under the 1995 Plan so long as the executive remains in the employ of the Company or one of its subsidiaries. To the extent not already exercisable, options granted under the 1995 Plan become immediately exercisable in full upon certain changes in control of the Company, provided that, upon such a change in control, the Compensation Committee may determine that holders of options granted under the 1995 Plan will receive cash in an amount equal to the excess of the fair market value of such shares immediately prior to the effective date of such change in control of the Company over the exercise price of such options. See "Proposal to Amend the Amended and Restated 1995 Stock Incentive Plan."

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

                           AGGREGATED OPTION EXERCISES IN
                 LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES


                                                                                              VALUE OF UNEXERCISED
                                                          NUMBER OF UNEXERCISED                IN-THE-MONEY OPTIONS
                          SHARES                         OPTIONS AT FY-END (#)(1)                 AT FY-END ($)(2)
                        ACQUIRED ON        VALUE        -------------------------           -------------------------
NAME                    EXERCISE (#)    REALIZED ($)    EXERCISABLE/UNEXERCISABLE           EXERCISABLE/UNEXERCISABLE
----                    ------------    ------------    -------------------------           -------------------------

Robert A. Pitner            0               $0               273,500/0                             $18,767/$0

----------------
(1) The exercise price of options granted under the Company's 1995 Plan may be paid in cash or in shares of the Company's Common Stock valued at fair market value on the date of exercise. In addition, the exercise price of options granted may be paid pursuant to a cashless exercise procedure under which the executive provides irrevocable instructions to a brokerage firm to sell the purchased shares and to remit to the Company, out of the sale proceeds, an amount equal to the exercise price plus all applicable withholding taxes. Under the 1995 Plan, the Compensation Committee also has the discretion to grant a supplemental cash bonus to an optionee in connection with the grant or exercise of an option or both the grant and exercise of an option. See "Proposal to Amend the Amended and Restated 1995 Stock Incentive Plan."

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

EMPLOYMENT AND CONSULTING AGREEMENTS

     The Company entered into a new employment agreement with its Chief Executive Officer, Robert A. Pitner (the "Pitner Employment Agreement") with an effective date of September 1, 1998 that provides for an annual base salary of $120,000, which amount may be increased by the Board of Directors, and a discretionary bonus, payable in cash, stock options or any other manner, with the amount and terms to be determined by the Board of Directors. Under the terms of the Pitner Employment Agreement, Mr. Pitner was granted stock options for the purchase of 351,834 shares of Common Stock at an exercise price of $.25 per share exercisable until September 1, 2004. The Pitner Employment Agreement contains provisions providing for the assignment of inventions by Mr. Pitner, the maintenance of confidential information of the Company and is subject to a one-year non-competition clause in the event of termination of employment. The Pitner Employment Agreement may be terminated (i) by either party upon six month's notice for whatever reason; and (ii) by the Company immediately in the event Mr. Pitner defaults or does not perform. Upon termination, if Mr. Pitner does not obtain employment consistent with his training and education because of the non-competition clause, the Company must compensate Mr. Pitner until he secures employment at a rate of 100% of his current base salary for the first twelve months of separation from the Company.

     On May 1, 1995, the Company entered into an agreement with Pierce A. McNally providing for Mr. McNally's services as Chairman of the Board of the Company on an as needed, up to full time basis. For Mr. McNally's services, he currently receives compensation of $52,500 per year plus a bonus payable at the discretion of the Board of Directors. As part of the agreement, on September 1, 1995, Mr. McNally was granted options to purchase 10,000 shares of Common Stock at an exercise price of $3.00 for five years. These options were immediately vested and remain exercisable until September 1, 2000. On October 26, 1995, the Company amended this agreement to provide for the future grant of additional options to purchase 15,000 shares should the Board of Directors so determine. The Board of Directors granted such options to Mr. McNally on October 7, 1996. These options have an exercise price of $2.63 and are fully exercisable until October 7, 2001. Effective as of June 1, 1998, all of the foregoing option exercise prices were repriced at $.3125 per share. Mr. McNally will resign as a director and Chairman of the Board effective April 7, 1999.

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

BOARD OF DIRECTORS REPORT ON REPRICING OF OPTIONS

     On July 13, 1998, the Board of Directors of the Company ratified the repricing of existing stock options held by employees and directors that had an exercise price of $1.00 or more. The repricing was effective June 1, 1998. The repriced options are identical to the original options except for the exercise price, which was changed to $.3125 per share, the fair market value of one share of Common Stock on the effective date. The vesting and exercise dates of the options were not changed. Robert A. Pitner, the Company's Chief Executive Officer and a director, held options to purchase an aggregate of 263,500 shares, which were repriced to an exercise price of $.3125 per share. Non-employee directors held options to purchase an aggregate of 155,500 shares, which were repriced to an exercise price of $.3125 per share. In approving the option repricing, the Board of Directors acknowledged that the retention of employees and the directors is critical to the Company's success and its ability to continue to meet its performance objective and that stock options constitute one of the primary components of the Company's compensation structure and therefore serve as a significant factor in the Company's ability to continue to attract and retain the services of highly qualified personnel.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          PRINCIPAL SHAREHOLDERS AND BENEFICIAL OWNERSHIP OF MANAGEMENT


The following table sets forth information regarding the beneficial ownership of the Common Stock of the Company as of February 24, 1999 unless otherwise noted
(a) by each shareholder who is known by the Company to own beneficially more than 5% of the outstanding Common Stock, (b) by each director and nominee, (c) by each executive officer named in the Summary Compensation Table and (d) by all executive officers and directors of the Company as a group.

                                                       SHARES OF COMMON STOCK
                                                       BENEFICIALLY OWNED (1)
                                                      -----------------------
                                                                  PERCENT OF
    NAME                                                 AMOUNT    CLASS (2)
    ----                                                -------   -----------
    Oscar Capital Management Group (3) . . . . . . . . 2,308,833     36.4%
    David R. Chamberlin (4). . . . . . . . . . . . . .   765,500     12.2%
    Pierce A. McNally (5)(6) . . . . . . . . . . . . . 1,025,662     14.7%
    Robert A. Pitner (6)(7). . . . . . . . . . . . . . 1,025,662     14.7%
    Benton J. Case, Jr. (8). . . . . . . . . . . . . .   176,265      2.8%
    Thomas W. Bugbee (9) . . . . . . . . . . . . . . .   127,790      2.0%
    Andrew K. Boszhardt, Jr. (10). . . . . . . . . . . 2,308,833     36.4%
    Frank van Luttikhuizen (11). . . . . . . . . . . .         0        0%
    John van Leeuwen (12). . . . . . . . . . . . . . .         0        0%
    Evros Psiloyenis (13). . . . . . . . . . . . . . .         0        0%
    Manuel Schiappa Pietra . . . . . . . . . . . . . .         0        0%
    All executive officers and directors as a
    group (8 persons) (14) . . . . . . . . . . . . . . 3,638,550     50.6%

 ___________________________

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

(2)   Based on 6,245,861 shares of Common Stock outstanding as of February
      24, 1999.

(3) Includes 233,333 shares of Common Stock held by Oscar Capital Management, LLC ("Oscar Capital"); 1,804,833 shares of Common Stock held by Andrew K. Boszhardt, Jr.; 104,000 shares of Common Stock issuable upon the exercise of outstanding warrants held by Mr. Boszhardt; and 166,667 shares of Common Stock held by Anthony Scaramucci. Does not include 732,500 shares of Common Stock held by David R. Chamberlin or 33,000 shares of Common Stock issuable upon the exercise of outstanding warrants held by Mr. Chamberlin. Mr. Boszhardt and Mr. Scaramucci are the sole members of Oscar Capital. Mr. Chamberlin is a former co-worker and long-time friend of Mr. Boszhardt and is not otherwise affiliated with Oscar Capital or Mr. Boszhardt. The address for Oscar Capital is 900 Third Avenue, New York, NY 10022.

(4) Includes 33,000 shares of Common Stock issuable upon the exercise of outstanding warrants. Does not include 233,333 shares of Common Stock held by Oscar Capital; 1,804,833 shares of Common Stock held by Andrew
      K. Boszhardt, Jr.; 104,000 shares of Common Stock issuable upon the exercise of outstanding warrants held by Mr. Boszhardt; or 166,667 shares of Common Stock held by Anthony Scaramucci. The address for Mr. Chamberlin is 260 Wrights Road, Aspen, Colorado 81612.

(5) Includes 92,500 shares of Common Stock beneficially owned by Robert A. Pitner who shares voting power with Mr. McNally regarding the election of a director of the Company. See footnote (6). Also includes: (i) 89,000 shares of Common Stock issuable to Mr. McNally upon the exercise of outstanding stock options; (ii) 640,334 shares of Common Stock issuable to Mr. Pitner upon the exercise of outstanding stock options; and (iii) an aggregate of 16,000 shares of Common Stock held by Mr. McNally's wife as custodian for the benefit of their daughters as to which Mr. McNally disclaims any beneficial interest. Mr. McNally's address is 420 North Fifth Street, Ford Centre, Suite 1040, Minneapolis, MN 55401. Mr. McNally will resign as a director and Chairman of the Board effective April 7, 1999.

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

(7)   Includes 187,828 shares of Common Stock beneficially owned by Pierce
      A. McNally who shares voting power with Mr. Pitner regarding the election of a director of the Company. See footnote (6). Also includes: (i) 640,334 shares of Common Stock issuable to Mr. Pitner upon the exercise of outstanding stock options; (ii) 89,000 shares of Common Stock issuable to Mr. McNally upon the exercise of outstanding options; and (iii) an aggregate of 16,000 shares of Common Stock held by Mr. McNally's wife as custodian for the benefit of their daughters as to which Mr. McNally disclaims any beneficial interest. The address for Mr. Pitner is 420 North Fifth Street, Ford Centre, Suite 1040, Minneapolis, MN 55401.

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

(10) Includes 104,000 shares of Common Stock issuable upon the exercise of outstanding warrants; 233,333 shares of Common Stock held by Oscar Capital; and 166,667 shares of Common Stock held by Anthony Scaramucci. Does not include 732,500 shares of Common Stock held by David R. Chamberlin or 33,000 shares of Common Stock issuable upon the exercise of outstanding warrants held by Mr. Chamberlin.

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

(13) The address for Mr. Psiloyenis is 420 North Fifth Street, Ford Centre, Suite 1040, Minneapolis, MN 55401.

(14) Includes 836,834 shares of Common Stock issuable upon exercise of outstanding options; 250,598 shares of Common Stock held by directors' spouses, a director's spouse as custodian for the benefit of their children, and certain affiliates of directors, as to which such directors disclaim any beneficial interest except to the extent of their pecuniary interest therein; and 104,000 shares of Common Stock issuable upon exercise of outstanding warrants held by a director.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

     On December 31, 1997, the Company entered into a termination agreement with Richard Koontz, a former officer of the Company, providing for termination of his employment. Mr. Koontz was paid an aggregate of $50,000 under this agreement.

     On February 26, 1998, the Company sold 450,000 shares of Common Stock at a price of $0.50 per share, for an aggregate purchase price of $225,000, to Andrew
K. Boszhardt, Jr., a director and shareholder of the Company. On March 12, 1998, the Company sold an additional 450,000 shares of Common Stock, at a price of $0.50 per share, for an aggregate purchase price of $225,000, to Andrew K. Boszhardt, Jr. (400,000 shares) and Anthony Scaramucci (50,000 shares).

     In May 1998, Andrew K. Boszhardt and David R. Chamberlin each advanced $50,000 to the Company, with the understanding that such funds would be used to acquire securities of the Company on the same terms as the securities issued in the Financing to be arranged by TECH. The Company subsequently issued 333,333 shares of Common Stock at a price of $.15 per share for an aggregate purchase price of $100,000 to Mr. Boszhardt and Mr. Chamberlin.

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

     On December 15, 1998, the Company agreed to pay TECH a fee of $25,000 per month and to grant to TECH a warrant to purchase an aggregate of 4,750,000 shares of Common Stock, at an exercise price of $.15 per share, in connection with the Financing, which has been arranged by TECH. Mr. van Luttikhuizen, Mr. van Leeuwen and Mr. Pietra are principals of TECH. See "Proposal to Amend the Articles of Incorporation to Increase the Authorized Capital Stock of the Company - Proposed Financing" for a description of the TECH letter of Intent and participation in the Financing by certain directors of the Company.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K .

(a)  EXHIBITS

     The exhibits to this Report are listed on the Exhibit Index on pages E-1 to E-4 below. A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of February 24, 1999, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Nicollet Process Engineering, Inc., 420 North Fifth Street, Suite 1040, Ford Centre, Minneapolis Minnesota, 55401; Attn.: Shareholder Information.

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

C. Employment Agreement between the Company and Robert A. Pitner, dated September 1, 1998 (filed herewith).

D. Agreement between the Company and Pierce A. McNally, dated June 1, 1995 (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form SB-2 (File No. 333-00852C)).

E. Amendment No. 1, dated effective October 26, 1995 to Agreement between the Company and Pierce A. McNally, dated June 1, 1995 (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form SB-2 (File No. 333-00852C)).

F. Form of Indemnification Agreement by and between the Company and the Officers and Directors of the Company (incorporated by reference to Exhibit
     10.15 to the Company's Registration Statement on Form SB-2 (File No. 333-00852C)).

G. Termination Agreement, dated December 31, 1997 by and between Richard Koontz and the Company (filed herewith).

H. Employment Proposal Agreement dated July 20, 1998 between the Company and Evros Psiloyenis (filed herewith).

          (B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended August 31, 1998.

                                    SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 8, 1999               NICOLLET PROCESS ENGINEERING, INC.

                                   By: /s/ Robert A.Pitner
                                       -------------------------------------
                                       Robert A. Pitner
                                       Chief Executive Officer and Interim
                                       Chief Financial Officer
                                       (principal executive officer)

                         NICOLLET PROCESS ENGINEERING, INC.

                         Exhibit Index to Annual Report On
                                    Form 10-KSB
                       For Fiscal Year Ended August 31, 1998

ITEM NO.                     DESCRIPTION                           METHOD OF FILING
---------                    -----------                          ----------------

3.1       Articles of Incorporation, as amended...................    (3)

3.2       Bylaws, as amended......................................    (2)

4.1       Specimen Form of the Company's Common Stock Certificate.    (1)

4.2       Warrant for Purchase of Shares of Common Stock of the
          Company issued to Anelise Sawkins dated August 9, 1993..    (1)

4.3       Form of Warrant for Purchase of Shares of Common
           Stock of the Company issued in connection with
           November 1993 private placement........................    (1)

4.4       Warrant for Purchase of Shares of Common Stock of
           the Company issued to Charlie Phelps dated May 5, 1994.    (1)

4.5       Form of Warrant for Purchase of Shares of Common
           Stock of the Company issued in connection with
           advertising design services............................    (1)

4.6       Form of Warrant for Purchase of Shares of Common
           Stock of the Company issued in connection with
           January 1995 private placement.........................    (1)

4.7       Form of Warrant for Purchase of Shared of Common
           Stock of the Company issued in connection with
           February 1995 private placement........................    (1)

4.8       Warrant for Purchase of Shares of Common Stock of
           the Company issued to Tuschner & Company, Inc. dated
           February 7, 1995.......................................    (1)

4.9       Form of Warrant for Purchase of Shares of Common
           Stock of the Company issued in connection with
           March 1995 private placement...........................    (1)

4.10      Warrant for Purchase of Shares of Common Stock
           of the Company issued to Tuschner & Company dated
           March 2, 1995..........................................    (1)

4.11      Form of Warrant for Purchase of Shares of Common
           Stock of the Company issued in connection with
           March 1995 bridge financing............................    (1)

4.12      Form of Warrant for Purchase of Shares of
           Common Stock of the Company issued in connection
           with repayment of March 1995 bridge financing..........    (1)

4.13      Form of Warrant for Purchase of Shares of Common
           Stock of the Company issued in connection with
           January 1996 bridge financing..........................    (1)

                                       E-1

ITEM NO.                     DESCRIPTION                           METHOD OF FILING
---------                    -----------                          ----------------
4.14      Warrant for Purchase of Shares of Common Stock
           of the Company issued to Dillon Advertising
           dated July 31, 1997....................................    (7)

4.15      Warrant for Purchase of Shares of Common Stock
           of the Company issued to Dillon Advertising dated
           August 31, 1997........................................    (7)

4.16      Registration Rights Agreement Dated as of
           November 7, 1997 among the Company and certain
           Investors..............................................    (6)

10.1      1990 Stock Option Plan..................................    (1)

10.2      1995 Amended and Restated Stock Incentive Plan..........    (1)

10.3      Agreement between the Company and Pierce A.
          McNally, dated June 1, 1995.............................    (1)

10.4      Amendment No. 1, dated effective October 26, 1995
          to Agreement between the Company and
          Pierce A. McNally, dated June 1, 1995...................    (1)

10.5      Settlement Agreement between the Company and
          John W. Mickowski, dated October 1, 1995................    (1)

10.6      Form of Indemnification Agreement by and
          between the Company and the Officers and
          Directors of the Company................................    (1)

10.7      Lease Agreement by and between Hillcrest
          Development and the Company, dated January 11, 1993.....    (1)

10.8      Agreement for the First Amendment to a Lease between
          Hillcrest Development and the Company, dated June 8,
          1993....................................................    (1)

10.9      Agreement for the Second Amendment to a Lease between
          Hillcrest Development and the Company, dated July 20,
          1993....................................................    (1)

10.10     Agreement for the Third Amendment to a Lease between
          Hillcrest Development and the Company, dated
          November 12, 1993.......................................    (1)

10.11     Agreement for the Sixth Amendment to a Lease
          between Hillcrest Development and the Company,
          dated October 7, 1994...................................    (1)

10.12     Agreement for the Seventh Amendment to a Lease
          between Hillcrest Development and the Company
          dated September 3, 1996.................................    (2)

10.13     Agreement for the Eighth Amendment to a Lease
          between Hillcrest Development and the Company
          dated October 18, 1996..................................    (2)

10.14     Software Purchase Agreement between Larry D.
          Glendenning, dba LDG Software Solutions and the
          Company dated effective August 1, 1995..................    (1)

ITEM NO.                     DESCRIPTION                           METHOD OF FILING
---------                    -----------                          ----------------

10.15     Promissory Note and Security Agreement in favor of
          Larry D. Glendenning, dba LDG Software Solutions dated
          effective August 1, 1995................................    (1)

10.16     Termination Agreement dated December 31, 1997 between
          the Company and Richard A. Koontz.......................    (8)

10.17     Credit and Security Agreement dated as of
          May 28, 1997 by and between Norwest Business Credit, Inc.
          and the Company.........................................    (4)

10.18     Credit and Security Agreement dated as of
          May 28, 1997 by and between Norwest Bank Minnesota,
          National Association and the Company.....................   (4)

10.19     Subscription Agreement dated as of November 7, 1997
          among the Company and certain Investors..................   (5)

10.20     First Amendment dated as of November 24, 1997 to
          Credit and Security Agreement dated as of May 28, 1997
          by and between Norwest Business Credit, Inc. and the
          Company..................................................   (7)

10.21     Nonrecourse Assignment dated as of June 8, 1998 by
          and between Norwest Business Credit Inc. and
          TECHinspirations, Inc....................................   (8)

10.22     Employment Proposal Agreement dated June 18, 1998
          between the Company and Evros Psiloyenis.................   (8)

10.23     Employment Agreement between the Company and
          Robert A. Pitner, dated September 1, 1998................  (10)

23.1      Consent of Ernst & Young LLP.............................   (9)

27.1      Financial Data Schedule..................................   (9)

____________________________________

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

(7) Incorporated by reference for the Company's Annual Report on Form 10-KSB for the year ended August 31, 1997 (File No. 0-27928).

(8) Incorporated by reference for the Company's Annual Report on Form 10-KSB for the year ended August 31, 1998 (File No. 0-27928).

(9) Incorporated by reference to Amendment No. 1 for the Company's Annual Report on Form 10-KSB for the year ended August 31, 1998 (File No. 0-27928).

(10) Incorporated by reference to Amendment No. 2 for the Company's Annual Report on Form 10-KSB for the year ended August 31, 1998 (File No. 0-27928).