Form 10QSB
period 1999-02-28
NICOLLET PROCESS ENGINEERING INC
filed 1999-04-14
CIK 934520

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended February 28, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period From ____ to ____

                         Commission file number 0-27928

                       NICOLLET PROCESS ENGINEERING, INC.
        (Exact name of small business issuer as specified in its charter)

            Minnesota                                 41-1528120
  --------------------------------        ---------------------------------
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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares of common stock, no par value, outstanding as of April 9, 1999 was 6,245,861.

Transitional Small Business Disclosure Format (Check One): YES [  ]  NO [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       NICOLLET PROCESS ENGINEERING, INC.

                                 Balance Sheets
                February 28, 1999 (Unaudited) and August 31, 1998

                                                                                    February 28,          August 31,
ASSETS                                                                                 1999                  1998
                                                                                    ------------          ----------
                                                                                    (Unaudited)             (Note)
Current Assets:
    Cash       .................................................................      $60,141              $257,910
    Short term investments......................................................            0                     0
    Net receivables.............................................................      214,718               124,985
    Accounts receivable -- related parties......................................            0                     0
    Inventories.................................................................      135,171               245,257
    Prepaid expenses and other assets...........................................      111,444                14,670
                                                                                     --------               -------
           Total current assets.................................................      521,474               642,822
Property and equipment:
    Computer equipment..........................................................      536,346               497,596
    Furnishings and equipment...................................................      176,647               176,647
    Leasehold improvements......................................................       70,211                70,211
                                                                                      -------               -------
                                                                                      783,204               744,454
    Less:  accumulated depreciation.............................................     (568,496)             (507,684)
                                                                                     ---------             ---------
                                                                                      214,708               236,770
Other assets:
    License agreement...........................................................            0                 3,778
    Software development costs..................................................      101,794               184,492
    Other assets................................................................       46,861                 7,913
                                                                                       ------                 -----
Total assets   .................................................................     $884,837            $1,075,775
                                                                                     --------             ---------
                                                                                     --------             ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Checks written in excess of bank balance....................................            0                     0
    Customer deposits...........................................................         $800              $114,015
    Notes payable -- current portion............................................        2,985                23,564
    Notes payable -- line of credit.............................................            0                     0
    Accounts payable............................................................      281,648               393,562
    Accrued payroll liabilities.................................................       57,972                57,237
    Current portion of capitalized lease obligation.............................            0                     0
    Accrued liabilities.........................................................      160,164                74,078
                                                                                      -------                ------
        Total current liabilities...............................................      503,569               662,456

Long term notes.................................................................    2,793,393             1,514,803
Capitalized lease obligation....................................................            0                     0
Deferred revenue................................................................            0                     0
Deferred rent  .................................................................            0                     0
Shareholders' equity (deficit):
    Common stock, no par value:
        Authorized shares -- 12,000,000; issued and outstanding shares
           6,211,861 at August 31, 1998 and 6,245,861 at February 28, 1999......    8,956,574             8,939,949
    Accumulated deficit.........................................................  (11,367,199)          (10,039,933)
                                                                                  ------------          ------------
                                                                                   (2,410,625)           (1,099,984)
    Less stock subscriptions receivable.........................................       (1,500)               (1,500)
                                                                                       -------               -------
Total shareholders' equity (deficit)............................................   (2,412,125)           (1,101,484)
                                                                                   -----------           -----------
Total liabilities and shareholders' equity......................................     $884,837            $1,075,775
                                                                                      -------             ---------
                                                                                      -------             ---------

Note: The balance sheet as of August 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.
                 See accompanying notes to financial statements.

                       NICOLLET PROCESS ENGINEERING, INC.

                            Statements of Operations
         For the Three Months and Six Months Ended February 28, 1999 and
                                February 28, 1998
                                   (Unaudited)

                                                           Three Months Ended                         Six Months Ended
                                                           ------------------                         ----------------
                                                 February 28, 1999    February 28, 1998    February 28, 1999     February 28, 1998
                                                 -----------------    -----------------    -----------------     -----------------
Net sales...................................         $262,434              $302,453             $777,238              $704,774
Cost of sales...............................          262,116               271,166              660,188               568,999
                                                      -------               -------              -------               -------
Gross margin................................              318                31,287              117,050               135,775
Operating expenses:
        Selling expenses....................          299,960               375,694              563,695               669,043
        Research and development
         expenses...........................           97,924               154,223              217,795               256,044
        General and administrative
         expenses...........................          260,316               245,524              563,551               431,775
                                                      -------               -------              -------               -------
           Total operating expenses.........          658,200               775,441             1,345,041             1,356,862
                                                      -------               -------             ---------             ---------

Operating loss..............................         (657,882)             (744,154)           (1,227,991)           (1,221,087)
Other income/expenses
        Interest expense....................          (55,116)             (21,582)              (99,865)              (39,268)
           Total other
            income/expenses.................          (55,116)             (21,582)              (99,865)              (39,268)
                                                      --------             --------              --------              --------

Net loss....................................        $(712,998)           $(765,736)           $(1,327,856)          $(1,260,355)
                                                    ----------           ----------           ------------          ------------
                                                    ----------           ----------           ------------          ------------

Net loss per share..........................          $(0.11)               $(0.19)              $(0.21)               $(0.32)
                                                       ------               -------              -------               -------
                                                       ------               -------              -------               -------

Weighted average number of
        shares outstanding .................         6,237,384             3,992,087            6,237,384             3,992,087
                                                     ---------             ---------            ---------             ---------
                                                     ---------             ---------            ---------             ---------


                 See accompanying notes to financial statements.

                       NICOLLET PROCESS ENGINEERING, INC.

                            Statements of Cash Flows
        For the Six Months Ended February 28, 1999 and February 28, 1998
                                   (Unaudited)

                                                                                                 Six Months Ended
                                                                                                 ----------------
                                                                                   February 28, 1999          February 28, 1998
                                                                                   -----------------          -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ....................................................................         (1,327,856)                 (1,260,355)
Adjustments to reconcile net loss to net cash
    used in operating activities:
        Depreciation/amortization............................................            150,443                     161,344
           Accounts receivable...............................................            (89,734)                    602,320
           Inventories.......................................................            110,994                      30,574
           Prepaid expenses..................................................            (96,774)                   (126,125)
           Accounts payable..................................................           (111,982)                    212,307
           Other current liabilities.........................................          1,111,206                    (433,285)
           Accrued liabilities...............................................            109,419                     (32,729)
                                                                                         -------                     --------

Net cash used in operating activities........................................           (144,284)                   (845,949)
                                                                                        ---------                   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Total fixed assets...........................................................            (38,750)                          0
Other assets   ..............................................................                  0                      (1,200)
Capital-in-process...........................................................            (42,102)                   (129,898)
                                                                                         -------                    ---------

Net cash used in investing activities........................................            (80,852)                   (131,098)

CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Proceeds from:
    Common stock.............................................................             16,625                     958,419
    Stock subscription received..............................................                  0
    Notes payable  ..........................................................             11,167                     (14,603)
    Deferred lease obligation................................................               (425)                     (3,092)
    Capitalized lease obligation.............................................                  0                      (2,646)
                                                                                               -                      -------

Net cash (used in)/from financing activities.................................             27,367                     938,078
                                                                                          ------                     -------

Net decrease in cash.........................................................          $(197,769)                   $(38,969)

Cash at beginning of period..................................................            257,909                    (128,595)

Cash at end of period........................................................            $60,140                   $(167,564)
                                                                                          ------                    ---------
                                                                                          ------                    ---------

                 See accompanying notes to financial statements.

                       NICOLLET PROCESS ENGINEERING, INC.

                                   Form 10-QSB

                                February 28, 1999

                          Notes to Financial Statements

1.      BASIS OF PRESENTATION

        The unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements have been omitted or condensed pursuant to such rules and regulations. The information furnished reflects, in the opinion of the management of the Company, all adjustments (of only a normally recurring nature) necessary to present a fair statement of the results for the interim periods presented. Operating results for the three and six month periods ended February 28, 1999 are not necessarily indicative of the results that may be expected for the year ended August 31, 1999. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB dated August 31, 1998.

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

        The Company's third product line, the Machine Capability Analyzer (the "MCA"), is a portable, troubleshooting instrument that tests the functioning of a manufacturing machine for inconsistencies in operation. Under an agreement with GE Plastics, an operating division of General Electric Corporation, the Company developed a new software module for the MCA. This new module was designed for GE Plastics to test specific parameters of GE Plastic's proprietary resins. The Company believes that GE Plastics will apply this GE-specific product throughout its polymer manufacturing plants.

        During the last fiscal year, the Company focused substantially all of the Company's research and development efforts in converting to a Structured Query Language ("SQL") database and in modularizing the Company's Plastics Monitoring System. The Company's Plastics Products are powered by the Windows SQL database and are now engineered to allow customers to mix and match modules according to a customer's specific needs, thereby permitting easy migration from simpler starter systems, such as the PMRS, to more sophisticated process monitoring and client/server level information gathering systems.

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED FEBRUARY 28, 1999 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED FEBRUARY 28, 1998

        NET SALES. Net sales decreased 13% to approximately $262,000 in the three months ended February 28, 1999, compared to approximately $302,000 in the three months ended February 28, 1998. Net sales increased 10% to approximately $777,000 in the six months ended February 28, 1999 compared to $705,000 for the six months ended February 28, 1998. The decrease in net sales for the second fiscal quarter was due to reduced sales in die cast systems and MCA units. The increase for the six month period ended February 28, 1999 was due to increased plastics and die cast system sales offset by decreases in MCA units.

        GROSS MARGINS. The gross margin decreased to .2% of revenues in the three months ended February 28, 1999 compared to 10% of revenues in the prior year period. The gross margin decreased to 15% of revenues in the six months ended February 28, 1999 compared to 19% in the prior year period. The decrease was due primarily to increased expenditures associated with the overseas shipments including certification expenses, and the overall reduction of sales in the second fiscal quarter.

        SALES AND MARKETING EXPENSES. Sales and marketing expenses decreased 20% to approximately $300,000 in the three months ended February 28, 1999 compared to approximately $376,000 in the prior year period. These expenses decreased 16% to approximately $564,000 in the six months ended February 28, 1999 compared to approximately $669,000 in the prior year period. These expenses as a percentage of revenues were 114% and 73% respectively for the three and six months ended February 28, 1999 compared to 124% and 95% for the three and six months ended February 28, 1999. This decrease was due to staff reductions and restructuring during the last two quarters of fiscal 1998 and the first quarter of fiscal 1999. Although there have been staff additions during the first six months of the fiscal year, these expenses have been offset by lower commissions due to low sales.

        RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased 37% to approximately $98,000 in the three months ended February 28, 1999, compared to approximately $154,000 in the prior year period. These expenses decreased 15% to approximately $217,000 in the six months ended February 28, 1999 compared to approximately $256,000 in the prior year period. These decreases for the three and six months were primarily due to staff reductions and reductions of outside contract services.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 6% to approximately $260,000 in the three months ended February 28, 1999, compared to approximately $246,000 in the prior year. The increase was primarily due to financing fees associated with the TECHinspirations, Inc. financing arrangements, and certification fees associated with overseas shipments.

        INTEREST EXPENSES. Interest expenses increased to approximately $55,000 in the three months ended February 28, 1999, compared to approximately $22,000 in the prior year period. Interest expenses increased to approximately $100,000 in the six months ended February 28, 1999 compared to approximately $39,000 in the prior year period. This increases in both the three and six months were due to an increased debt with TECHispirations on the line of credit.

        NET LOSS. The net loss for the three months ended February 28, 1999 was approximately $713,000 or $0.11 per share, compared to a net loss of approximately $766,000 or $0.19 per share for the three months ended February 28, 1998. The net loss for the six months ended February 28, 1999 was approximately $1,328,000 or $0.21 per share, compared to a net loss of approximately $1,260,000 or $0.32 per share for the six months ended February 28, 1998. The increase in the net loss was due primarily to increased expenses associated with financing operations.

LIQUIDITY AND CAPITAL RESOURCES

        In May 1997, the Company entered into two lines of credit with Norwest Business Credit, Inc. and Norwest Bank Minnesota, National Association (collectively, "Norwest") for an aggregate of up to $800,000 in borrowings (the "Credit Facilities"). In June 1998, Norwest assigned all of its rights and obligations under the Credit Facilities to TECHinspirations, Inc. (TECH). The Credit Facilities are discretionary. Credit availability under these facilities is based on accounts receivable of the Company's United States operations and accounts receivable and inventories of the Company's international operations. The Credit Facilities are used primarily to finance working capital. As of February 28, 1999, the Company borrowed approximately $2,750,000 under the Credit Facilities. In November 1998, the Company entered into a letter of intent with TECH, pursuant to which TECH would arrange for additional debt financing for a total maximum amount of $3,000,000, and $1,500,000 of the indebtedness would be converted into 1,500,000 shares of preferred stock. In connection with the financing, the Company has also agreed to pay TECH $25,000 per month for a period of one year.

        Net cash used in operating activities was approximately $144,000, and $845,000 in the six months ended February 28, 1999 and February 28, 1998, respectively. The cash used was primarily related to operations.

        The Company anticipates capital expenditures of approximately $80,000 through fiscal 1999 for use in purchasing software and hardware to upgrade and improve internal operations.

        The report of the Company's auditors on the Company's financial statements for the year ended August 31, 1998 contains an explanatory paragraph to the effect that the Company's recurring losses and negative cash flows from operations raise substantial doubts about its ability to continue as a going concern. If the Company's operations do not provide sufficient cash or the Company is unable to raise additional debt or equity financing, in either case sufficient for the Company to continue operations, the Company may be forced to cease operations.

IMPACT OF YEAR 2000

        YEAR 2000 ISSUES:

        As the year 2000 approaches the various problems that may result from the improper processing of dates and date sensitive calculations by computers and other machinery can create breakdowns and erroneous results. Recognizing the impact on all companies using computers, the Company is taking steps necessary to insure that potential problems do not adversely affect its operations. The Company also realizes the critical impact this may have in the product provided to our customer.

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

        COST ASSOCIATED WITH YEAR 2000 ISSUES:

        The majority of the work to date has been performed by the Company's employees. This has limited the cost, however management does expect requirements as the evaluations are completed. The Company anticipates Capital Expenditures in fiscal 1999 to be approximately $80,000. Year 2000 issues included in this amount are expected to be $10,000 to $20,000. The replacement or upgrades to the Company's telephone system has been advanced to Year 2000 ready and included in the above capital expenditures.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)    Exhibit 27.1     Financial Data Schedule.

      (b) No Current Reports on Form 8-K were filed during the fiscal quarter ended February 28, 1999.

                                   SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NICOLLET PROCESS ENGINEERING, INC.


Dated:  April 12, 1999               By:  /s/ Robert A. Pitner
                                        ----------------------------------------
                                              Robert A. Pitner
                                              Chief Executive Officer, Chief
                                              Financial Officer (principal
                                              executive and financial officer)


                                     By:  /s/ John Sandberg
                                        ----------------------------------------
                                              John Sandberg
                                              Controller
                                              (principal accounting officer)

                       NICOLLET PROCESS ENGINEERING, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                     FISCAL QUARTER ENDED FEBRUARY 28, 1999

                                  EXHIBIT INDEX

      Exhibit No.                          Description                                Location
      -----------                          -----------                                --------
         27.1      Financial Data Schedule................................         Filed herewith
                                                                                   electronically