Form 10QSB
period 1999-05-31
NICOLLET PROCESS ENGINEERING INC
filed 1999-07-15
CIK 934520

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549

                                    FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarterly Period Ended May 31, 1999


[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                     For the Transition Period From ____ to ____

                           Commission file number  0-27928

                          NICOLLET PROCESS ENGINEERING, INC.
          (Exact name of small business issuer as specified in its charter)

                MINNESOTA                               41-1528120
     (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)

                  420 North Fifth Street, Ford Centre, Suite 1040
                                Minneapolis, MN  55401
                      (Address of principal executive offices)

                                   (612) 339-7958
                            (Issuer's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares of common stock, no par value, outstanding as of July 8, 1999 was 6,245,861.

Transitional Small Business Disclosure Format (Check One): YES [  ]  NO [X]

                            PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                               NICOLLET PROCESS ENGINEERING, INC.
                                         Balance Sheets
                          May 31, 1999 (Unaudited) and August 31, 1998

                                                                         May 31,      August 31,
ASSETS                                                                    1999           1998
                                                                        ---------     ----------
                                                                       (Unaudited)      (Note)
Current Assets:
   Cash..........................................................     $    42,884    $   257,910
   Net receivables...............................................         151,302        124,985
   Inventories...................................................          73,503        245,257
   Prepaid expenses and other assets.............................         193,083         14,670
                                                                      -----------    -----------
         Total current assets....................................         460,772        642,822
                                                                      -----------    -----------
Property and equipment:
   Computer equipment............................................         536,346        497,596
   Furnishings and equipment.....................................         176,647        176,647
   Leasehold improvements........................................          70,211         70,211
                                                                      -----------    -----------
                                                                          783,204        744,454
   Less:  accumulated depreciation...............................        (601,593)      (507,684)
                                                                      -----------    -----------
         Total property and equipment............................         181,611        236,770
                                                                      -----------    -----------
Other assets:
   License agreement.............................................               0          3,778
   Software development costs....................................          60,445        184,492
   Other assets                                                            45,802          7,913
                                                                      -----------    -----------
         Total other assets......................................         106,247        196,183
                                                                      -----------    -----------
Total assets.....................................................     $   748,630    $ 1,075,775
                                                                      -----------    -----------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Customer deposits.............................................     $    12,615    $   114,015
   Notes payable -- current portion..............................           6,820         23,564
   Accounts payable..............................................         422,413        393,562
   Accrued payroll liabilities...................................          76,018         57,237
   Accrued liabilities...........................................         236,598         74,078
                                                                      -----------    -----------
       Total current liabilities.................................         754,464        662,456

Long term notes..................................................       3,005,347      1,514,803
                                                                      -----------    -----------
Total liabilities................................................       3,759,811      2,177,259
                                                                      -----------    -----------
Shareholders' equity (deficit):
   Common stock, no par value:
     Authorized shares -- 12,000,000; issued and outstanding shares
       6,211,861 at August 31, 1998 and 6,245,861 at May 31, 1999       8,956,574      8,939,949

   Accumulated deficit...........................................     (11,966,255)   (10,039,933)
                                                                      -----------    -----------
                                                                       (3,009,681)    (1,099,984)
   Less stock subscriptions receivable...........................          (1,500)        (1,500)
                                                                      -----------    -----------
Total shareholders' equity (deficit).............................      (3,011,181)    (1,101,484)
                                                                      -----------    -----------
Total liabilities and shareholders' equity (deficit).............     $   748,630    $ 1,075,775
                                                                      -----------    -----------

Note: The balance sheet as of August 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

                           See accompanying notes to financial statements.

                          NICOLLET PROCESS ENGINEERING, INC.

                              Statements of Operations
      For the Three Months and Nine Months Ended May 31, 1999 and May 31, 1998
                                    (Unaudited)

                                        Three Months Ended May 31       Nine Months Ended May 31
                                        -------------------------       -------------------------
                                          1999           1998             1999            1998
                                          ----           ----             ----            ----
Net sales...........................    $ 508,960      $  160,378       $1,286,197       $865,152
Cost of sales.......................      331,016         197,657          991,203        766,656
                                       ----------      ----------      -----------    -----------
Gross margin........................      177,944         (37,279)         294,994         98,496

Operating expenses:
    Selling expenses................      363,178         330,638          926,870        999,681
    Research and development
     expenses.......................       98,894         118,651          316,689        374,695
    General and administrative
     expenses.......................      240,150         151,469          804,338        583,244
                                       ----------      ----------      -----------    -----------
       Total  operating  expenses...      702,222         600,758        2,047,897      1,957,620
                                       ----------      ----------      -----------    -----------
Operating loss......................     (524,278)       (638,037)      (1,752,903)    (1,859,124)
Other income/expenses
    Interest expense................      (73,548)        (84,324)        (179,163)      (123,592)
    Other income/expense............           (6)
       Total other
        income/expenses.............      (73,554)        (84,324)           5,744       (123,592)
                                       ----------      ----------      -----------    -----------
Net loss............................   $ (597,832)      $(722,361)     $(1,926,322)   $(1,982,716)
                                       ----------      ----------      -----------    -----------
Net loss per share-basic and........   $    (0.10)      $   (0.16)     $     (0.31)   $     (0.44)
diluted                                ----------      ----------      -----------    -----------

Weighted average number of
     shares outstanding.............    6,245,861       4,456,816       6,237,384       4,456,816
                                       ----------      ----------      -----------    -----------

                   See accompanying notes to financial statements.

                          NICOLLET PROCESS ENGINEERING, INC.
                               Statements of Cash Flows
               For the Nine Months Ended May 31, 1999 and May 31, 1998
                                     (Unaudited)

                                                                   Nine Months Ended
                                                                   -----------------
                                                              May 31, 1999      May 31, 1998
                                                              ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss...................................................   (1,926,322)       (1,982,716)
Adjustments to reconcile net loss to net cash
     used in operating activities:
          Depreciation/amortization........................      226,467           247,522
          Accounts receivable..............................      (26,317)          708,635
          Inventories......................................      171,754            42,348
          Prepaid expenses.................................     (178,413)          (91,591)
          Accounts payable.................................       28,781           217,282
          Other current liabilities........................     (124,964)         (257,784)
          Accrued liabilities..............................      203,894             8,506
                                                               ---------         ---------
Net cash used in operating activities......................   (1,625,120)       (1,107,793)
                                                               ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures.......................................      (81,371)          (14,626)
Other assets...............................................            0          (139,273)
                                                               ---------         ---------
Net cash used in investing activities......................      (81,371)         (153,900)
                                                               ---------         ---------
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
     Net proceeds from issuance of common stock............       16,625         1,277,419
     Proceeds from notes payable...........................    1,478,679                 0
     Payments on notes payable.............................       (3,839)          (12,006)
     Capitalized lease obligation..........................            0            (8,835)
                                                               ---------         ---------
Net cash (used in)/from financing activities...............    1,491,465         1,256,578

Net decrease in cash.......................................    $(215,026)          $(5,114)

Cash at beginning of period................................      257,910          (128,595)

Cash at end of period......................................      $42,884         $(133,709)
                                                               ---------         ---------
                                                               ---------         ---------

                   See accompanying notes to financial statements.

                          NICOLLET PROCESS ENGINEERING, INC.

                                     Form 10-QSB

                                     May 31, 1999

                            Notes to Financial Statements

1.   BASIS OF PRESENTATION

     The unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements have been omitted or condensed pursuant to such rules and regulations. The information furnished reflects, in the opinion of the management of the Company, all adjustments (of only a normally recurring nature) necessary to present a fair statement of the results for the interim periods presented. Operating results for the three and nine month periods ended May 31, 1999 are not necessarily indicative of the results that may be expected for the year ended August 31, 1999. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB dated August 31, 1998.

2.   NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. For the periods presented, stock options and warrants have not been taken into account as their effect would be anti-dilutive.

3.   STOCK OPTIONS

     During the nine month period ended May 31, 1999, the Company issued an additional 1,071,834 stock options with exercise prices between $.26 and $.375 and expiration dates between the years 2003 and 2008.

4.   SUBSEQUENT EVENTS

     The Company has begun to implement a strategy to transform itself from an industrial technology company to a diversified technology holding company. This strategic transformation has lead to the Company's establishment of "FullMetrics", a wholly owned subsidiary. Management intends to transfer the assets and liabilities of the Company to this newly established subsidiary.

5.   YEAR 2000

     The Year 2000 ("Y2K") problem basically is a programming glitch for systems that were designed with 2-digits for month, day, and year. The problem specifically lies in the 2-digit year, whereby "00" would be recognized as year 1900 instead of year 2000. The result means significant miscalculations or possibly complete system failure. As the year 2000 approaches the various problems that may result from the improper processing of dates and date sensitive calculations by computersand other machinery can create breakdowns and erroneous results. Recognizing the impact on all companies using computers, the Company is taking steps necessary to insure that potential problems do not adversely affect its operations.
     The Company also realizes the critical impact this may have in the product provided to our customer.

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

OVERVIEW

     Nicollet Process Engineering, Inc. ("NPE" or the "Company") has begun implementing its strategy to transform itself from an industrial technology company to a diversified technology holding company. The Company is working with TECHinspirations, a strategic investment group, to develop its business model and identify appropriate market niches. NPE has established a subsidiary, FullMetrics, Inc., which will operate NPE's historical industrial software business specializing in the plastics and die casting industries. In addition, the Company has entered into a letter of intent to acquire Amyyon Company from TECHinspirations. Amyyon Company is the U.S. sales and distribution organization for the Amyyon Corporation's Project Centric Customer Relationship Management ("CRM") software applications. Amyyon Company will become a wholly owned subsidiary of the Company which will provide Amyyon with additional resources and market knowledge for their North American expansion. Amyyon Americas is the exclusive distribution channel for the Amyyon CRM Solution, which was developed by Amyyon BV of the Netherlands. The Amyyon CRM Solution is comprised of several software applications focused on the business processes within sales, marketing and client support.

     Several changes have been made to the management of the Company in order to support the new direction. Mr. Evros Psiloyenis, will move from the presidency of NPE to become the President of FullMetrics, Inc. The new President of NPE will be Mr. Tom Chuckle. In addition, Steve Norris will be joining FullMetrics as Vice President of Sales. Lastly, Benton Case, Jr. resigned from the Board of Directors in June of 1999 and Robert Pitner resigned as Chief Executive Officer and Director of the Company in May 1999.

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED MAY 31, 1999 COMPARED TO THREE MONTHS ENDED MAY 31, 1998

     NET SALES. Net sales increased 218% to approximately $508,960 in the three months ended May 31, 1999, compared to approximately $160,378 in the three months ended May 31, 1998. The sales increase for the current quarter can be primarily attributed to additional system sales. Net sales increased 49% to approximately $1,286,197 in the nine months ended May 31, 1999 compared to $865,152 for the nine months ended May 31, 1998. The Company's enhanced marketing and sales campaigns contributed to the increase in net sales for both the third fiscal quarter as well as the nine-month period ended May 31, 1999.

     GROSS MARGINS. Overall gross margins for three and nine-month periods ended May 31, 1999 increased 251% and 102%, respectively, over the same prior year periods. The increases were primarily due to the combination of increased sales and cost streamlining programs. Gross margin for the quarter ended May 31, 1999 increased $215,223 over a ($37,279) gross margin deficit in the same quarter for 1998. This change is attributed primarily to the $348,582 third quarter sales increase over 1998 in which sales were not sufficient to cover its fixed costs of sales.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses increased 10% to approximately $363,200 in the three months ended May 31, 1999 compared to approximately $330,600 in the prior year period. During the three month period ended May 31, 199, the Company began to launch its new marketing and sales campaign which was primarily responsible for the increase $32,600 overall increase. However, for the nine-month period ended May 31, 1999, these expenses decreased 7% to approximately $926,900 as compared to approximately $990,700 in the prior year period. These expenses as a per cent of revenues were 71% and 72% respectively for the three and nine months ended May 31, 1999 compared to 206% and 116% for the three and nine months ended May 31, 1998. These decreases were due to staff reductions and restructuring occurring through out the current fiscal year.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased 17% to approximately $98,900 in the three months ended May 31, 1999, compared to approximately $118,700 in the prior year period. These expenses decreased 8% to approximately $918,400 in the nine months ended May 31, 1999 compared to approximately $991,700 in the prior year period. These decreases for the three and nine months were primarily due to staff reductions and reductions of outside contract services.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 59% to approximately $240,200 in the three months ended May 31, 1999 compared to approximately $151,500 in the prior year. These expenses increased approximately 38% to $804,300 in the nine months ended May 31, 1999 compared to approximately $583,200 in the prior year period. These increases were primarily due to significant increases in expenses associated with the Company's new strategy as a diversified technology holding Company. These additional expenses are concentrated in increased payroll costs, an increase in employee expense reimbursements, insurance, professional services, financing arrangements and SEC/NASDAQ filings.

     INTEREST EXPENSES.   Interest expenses decreased to approximately
$73,500 in the three months ended May 31, 1999, compared to approximately $84,300 in the prior year period. Interest expenses increased to approximately $179,200 in the nine months ended May

31, 1999 compared to approximately $123,600 in the prior year period.   The
increase in the nine months was due to an increase in the balance of the line of credit.

     NET LOSS. The net loss for the three months ended May 31, 1999 was approximately $597,800 or ($0.10) per share, compared to a net loss of approximately $722,400 or ($0.16) per share for the three months ended May 31, 1998. The net loss for the nine months ended May 31, 1999 was approximately $1,926,322 or ($0.31) per share, compared to a net loss of approximately $1,982,716 or ($0.32) per share for the nine months ended May 31, 1998. The The precentage decrease in Net Loss on a per share basis for the three months ended May 31, 1999 was greater than the percentage decrease in Net Loss because of the additional number of shares currently outstanding.

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

     Effective November 30, 1998, the Company entered into a letter of Intent with TECH (the "LOI"), which provides the basis on which TECH would provide
$3,000,000 in debt/equity financing (the "Financing") to the Company.    The
terms of the Financing would ultimately allow TECH to acquire 10,000,000 shares of Common Stock for an aggregate of $1,500,000, the proceeds of which would be used to repay $1,500,000 of the advances. In addition, the Company would issue TECH a warrant that would ultimately allow TECH to acquire an additional 10,000,000 shares of Common Stock for $1,500,000. The warrant would expire three years after the closing of the Financing or repayment of the loan facilities, whichever occurred later.

     In conjunction with the Financing and pursuant to the LOI, TECH would continue to make available to the Company a $1,500,000 revolving operating line of credit. The line of credit would continue to be secured by a security interest in the Company's assets, bear interest at the rate of 1% in excess of the prime rate and have a term of three years. The Company also agreed to pay TECH a fee of $200,000 payable in monthly installments of $25,000 each beginning December 1, 1998 through June 30, 1999. The Company had previously paid TECH an aggregate of $100,000 for the period from July 31, 1998 through November 30, 1998. The Company also agreed, under the LOI, to issue TECH warrants to purchase up to 4,750,000 shares of Common Stock at a price of $.15 per share. The warrants would be immediately exercisable with respect to 1,500,000 shares, become exercisable with respect to an additional 1,000,000 shares, 1,000,000 shares and 1,250,000 shares after the Company's Common Stock had closed at a price of at least $1.00, $2.00 and $3.00 per share, respectively, for a period of ten days.

     As of May 31, 1999, the Company had borrowed a principal amount of approximately $2,992,100 from TECH. Pursuant to the transactions contemplated by the Letter of Intent, TECH intends to convert this debt to approximately 20 million shares of Common Stock and exercise its warrants for an additional 4,750,000 of Common Stock upon satisfaction of the conditions set forth therein.

     Net cash used in operating activities was approximately $1,625,120 and $1,107,800 in the nine months ended May 31, 1999 and May 31, 1998, respectively.

     The Company anticipates additional capital expenditures of approximately $50,000 through the end of fiscal 1999 for use in purchasing software and hardware to upgrade and improve internal operations.

     TECH has been advancing the Company funds that are sufficient to cover the Company's working capital needs. The Company will continue to require cash from an outside source to satisfy its working capital requirements and is currently talking with TECH regarding the opportunity to have TECH continue to provide the funds necessary for the Company to meet its working capital needs.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     There are no material pending legal, governmental, administrative or other proceedings to which the Company is a party or of which any of its property is the subject.

ITEM 2.  CHANGES IN SECURITIES.

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     The Company is currently in default of the minimum book net worth covenant under the Credit Facilities and has borrowed funds in excess of the borrowing base limitations imposed by the Credit Facilities. The Company is continuously working with TECH to resolve these defaults.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          An annual meeting of the shareholders of the Company was held on April 7, 1999. The meeting involved the election of directors, and Robert A. Pitner, Andrew K. Boszhardt, Jr., Benton J. Case, Jr., John Van Leeuwen, Manuel Schiappa Pietra and Thomas W. Bugbee were elected to serve as directors until the next Annual Meeting of Shareholders, or until their respective successors are elected and qualified. The votes cast For each nominee and the number of shares Withheld, were as follows:

                                 Number of Votes
     Director                          For             Withheld
     --------                        -------           --------
     Robert A. Pitner               5,451,156           236,760
     Andrew K. Boszhardt, Jr.       5,457,657           230,259
     Benton J. Case, Jr.            5,456,656           231,260
     John Van Leeuwen               5,463,657           224,259
     Manuel Schiappa Pietra         5,462,657           225,259
     Thomas W. Bugbee               3,280,162          2,407,754


     The shareholders also considered and acted upon a proposal to amend the Company's articles of incorporation, as amended, to increase the authorized number of shares of capital stock from 15,000,000 to 55,000,000 shares, consisting of 50,000,000 shares of Common Stock, no par value, and 5,000,000 shares designated as Preferred Stock, no par value. This proposal was approved by the affirmative vote of 3,775,383 shares of Common Stock of the Company (or approximately 66.4% of the Shares of Common Stock represented at the meeting). The proposal was approved with 341,077 shares of Common Stock voting against the proposal and 7,100 shares of Common Stock abstaining. Broker non-votes were 1,564,356.

     The shareholders also considered and acted upon a proposal to amend the Company's 1995 amended and restated stock incentive plan to (a) increase the number of shares available for issuance thereunder to 3,000,000, (b) increase the number of shares that may be subject to an award granted to a participant in any fiscal year of the Company with a value based solely on an increase in the value of the Common Stock after the date of grant to 500,000 shares in the aggregate and (c) increase the number of shares which may be subject to an award granted to a participant who is first appointed or elected as an officer, hired as an employee, retained as a consultant to the Company or who receives a promotion that results in an increase in responsibilities or duties may be granted, during the fiscal year of such appointment, election, hiring, retention or promotion to 700,00 shares. This proposal was approved by the affirmative vote of 3,843,201 shares of Common Stock of the Company (or approximately 67.6% of the Shares of Common Stock represented at the meeting). The proposal was approved with 273,759 shares of Common Stock voting against the proposal and 6,600 shares of Common Stock abstaining. Broker non-votes were 1,564,356.

     The shareholders also considered and acted upon a proposal to ratify the appointment of Ernst & Young, LLP, certified public accountants, as independent auditors for the Company for the year ending August 31, 1999. This proposal was approved by 5,475,877 shares of Common Stock of the Company (or approximately 96.3% of the shares of Common Stock represented at the meeting). The proposal was approved with 208,439 shares of Common Stock voting against and 3,600 shares of Common Stock abstaining. Broker non-votes were zero.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibit 27.1   Financial Data Schedule.

     (b) No Current Reports on Form 8-K were filed during the fiscal quarter ended May 31, 1999.

                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               NICOLLET PROCESS ENGINEERING, INC.


Dated:  July 14, 1999          By: /s/ Evros Psiloyenis
                                  -------------------------------
                                    Evros Psiloyenis
                                    President
                                    (principal executive officer)


                               By: /s/ Frank Van Luttikhuizen
                                  -------------------------------
                                    Frank Van Luttikhuizen
                                    Interim Chief Financial Officer
                                    (principal financial and accounting officer)

                         NICOLLET PROCESS ENGINEERING, INC.
                          QUARTERLY REPORT ON FORM 10-QSB
                         FISCAL QUARTER ENDED MAY 31, 1999

                                   EXHIBIT INDEX

     Exhibit No.                    Description                        Location
     -----------                    -----------                        --------
        27.1        Financial Data Schedule....................     Filed herewith
                                                                    electronically