Form 10KSB
period 1999-08-31
NICOLLET PROCESS ENGINEERING INC
filed 1999-12-14
CIK 934520

QuickLinks

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 1999

OR

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .

Commission File No.: 0-27928

NICOLLET PROCESS ENGINEERING, INC.
(Name of small business issuer in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1528120 (IRS Employer Identification No.)
2665 South Bayshore Drive Suite PH2B Coconut Grove, FL (Address of principal executive offices)	33133 (Zip Code)

Issuer's telephone number: (305) 913-3300

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    The issuer's revenues for the fiscal year ended August 31, 1999 were $1,478,024

    As of December 1, 1999, 27,290,206 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant (based upon the average of the closing bid and asked prices of the Common Stock at that date as reported by the OTC Bulletin Board), excluding outstanding shares beneficially owned by director, executive officers and 10% shareholders, was approximately $1,459,273.

DOCUMENTS INCORPORATED BY REFERENCE

    Part III of this Form 10-KSB incorporates by reference certain information from the Proxy Statement for the Annual Meeting of Stockholders to be held January 28, 2000. Transitional Small Business Disclosure Format (check one): Yes / /  No /x/

    This Form 10-KSB contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including those described under the caption "Important Factors to Consider."

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

    Nicollet Process Engineering, Inc. d/b/a XBOX Technologies, Inc. ("XBOX" or the "Company") is in the process of implementing its new strategy of transforming itself into a diversified technology holding company. This strategy is being implemented by acquiring various companies in the software industry. The Company anticipates that the acquired companies will be wholly-owned subsidiaries and operate primarily as stand-along companies, although the Company will provide certain administrative functions for each of the operating companies at the parent level. In conjunction with this change in strategy, the Company has been operating under the name XBOX Technologies, Inc. since the summer of 1999. The name "XBOX Technologies, Inc." communicates innovative and "out of the box" thinking which captures the new focus of the company on acquiring and building diverse technology companies. The Company's shareholders will be voting on a proposal which will have the effect of changing the name of the Company to "XBOX Technologies, Inc." at the annual meeting of shareholders to be held on January 28, 2000.

    The Company has begun to implement this strategy by focusing on three separate operating divisions or companies, Amyyon Company ("Amyyon"), Knowledgeware Solutions, Inc. ("KSI"), and Fullmetrics ("Fullmetrics"). Each of the companies operates in the software industry. Amyyon is a distributor of certain proprietary customer relationship management software owned by Amyyon B.V., a Dutch company ("BV") in North, Central and South America. The Amyyon software consists of several modules, and each module specializes in different areas of sales, marketing and client support while proactively sharing information across modules to provide a closed-looped customer relationship management architecture. KSI works with companies to develop technology based training materials which allows companies to train their employees in an efficient and cost-effective manner. KSI accomplishes this by employing state of the art technology to convert client generated information into multifunctional knowledge components, which are then used to create high-quality instructional, marketing, and sales material for the software. Fullmetrics is currently operated as a division of the Company and comprises the Company's historical business—marketing software products to companies in the die casting and plastics industry. The Company's strategy is to grow by acquiring additional software companies.

    As the Company has begun to implement this new strategy, the structure of the Company has materially altered since the completion of its fiscal year on August 31, 1999 due to the consummation or contemplation of three separate transactions. The first of these transactions, and the only transaction that has been completed, was a merger between Knowledgeware Acquisition Corp., a wholly owned subsidiary of the Company, with and into KSI pursuant to an Agreement and Plan of Merger by and among the Company, Knowledgeware Acquisition Corp., William Klco, Kathy McFadden, Steven Gauld and Dane Powell dated November 12, 1999 (the "Merger Agreement"). Under the terms of the Merger Agreement, effective November 12, 1999 KSI became a wholly owned subsidiary of the Company and the shareholders of KSI received an aggregate of 704,345 shares of the Company's Common Stock. In addition, the shareholders of KSI were granted options to purchase an aggregate of 326,288 shares of the Company's Common Stock at $.85 per share and could receive options to purchase an additional 326,288 shares of the Company's Common Stock at $.85 per share if KSI meets certain revenue targets. Employees of KSI will be granted options to purchase an aggregate of 291,286 shares of the Company's Common Stock at market price and an aggregate of 35,000 shares of the Company's Common Stock at $.85 per share within sixty months following the effective date of the merger.

    The next transaction is the Company's anticipated purchase of 100% of the outstanding stock of Amyyon. The Company has signed a letter of intent with TECHinspirations, Inc. (Cayman), a Cayman Island corporation ("TECH Cayman") (the "LOI"). TECH Cayman is the largest shareholder of the Company and beneficially owns approximately 77.2% of the Company's common stock. In addition, Mr. Manuel Schiappa Pietra one of the Company's directors, serves as the President of TECHinspirations, Inc., a wholly owned subsidiary of TECH Cayman ("TECH"). Mr. John van Leeuwen, another member of the Company's board of directors, serves as the chairman of the board of directors of TECH. The LOI contemplates that the Company will acquire all of the issued and outstanding shares of Amyyon in exchange for 280,000 shares of its Series A Preferred Stock (the "Preferred Stock"). The Preferred Stock has preferential liquidation rights, and a certain number of shares of the Preferred Stock must be repurchased by the Company within ninety (90) days of (i) any equity investment in the Company and (ii) the end of the Company's fiscal year end. The number of shares that be must be repurchased on these dates is equal to twenty-eight percent (28%) of the equity investment or net earnings for the fiscal year, as applicable, divided by the redemption price currently in effect for the Preferred Stock, which will initially be $10 per share. After the transaction, Amyyon will be a wholly owned subsidiary of the Company. Amyyon will operate as a "stand-alone" company. The Company anticipates signing a definitive agreement with TECH Cayman and consummating the transactions contemplated by the LOI by December 31, 1999, although the transaction is expected to be effective September 1, 1999.

    The final transaction that will occur will be the transfer of all of the Company's operating assets and liabilities (other than those of its subsidiaries) to its wholly owned subsidiary, Fullmetrics, Inc ("Fullmetrics"). Fullmetrics is a Minnesota corporation that was formed solely for the purpose of the anticipated transfer. After this transfer, which the Company anticipates completing as soon as possible, the business of Fullmetrics will consist entirely of the Company's business prior to the KSI and Amyyon transactions. This business is currently being run as a separate division of the Company, and the contemplated transfer will not impact the manner in which this business is currently operated.

    The Company was incorporated in Minnesota on February 22, 1985. The Company's principal executive offices are located at 2665 South Bayshore Drive, Suite PH2B, Coconut Grove, FL 33133, which is the same address as TECH Inspirations, Inc.

Amyyon Company

  Background

    Amyyon is a Michigan corporation that was incorporated in 1998 as a wholly owned subsidiary of BV. Amyyon was formed to distribute certain software of BV in North, South and Latin America. TECH Cayman acquired Amyyon from BV in June of 1999, and subsequently entered into the LOI with the Company pursuant to which the Company intends to acquire Amyyon from TECH Cayman. Both parties anticipate that the acquisition by the Company of Amyyon will be effective September 1, 1999. The Company anticipates signing a definitive agreement with TECH Cayman and consummating the transactions contemplated by the LOI by December 31, 1999, although the transaction is expected to be effective September 1, 1999. TECH Cayman beneficially owns approximately 77.2% of the Company's common stock, and two members of the Company's board of directors are also affiliated with TECH Cayman.

  Products

    The business of Amyyon is serving as the exclusive distributor in North, South and Latin America (except for Argentina, where Amyyon is a non-exclusive distributor) of the customer relationship management software owned by BV (the "CRM Software"). The CRM Software consists of several modules, and each module specializes in different areas of sales, marketing and client support while proactively sharing information across modules to provide a closed-looped customer relationship management architecture. The CRM Software is designed to enable users to grow their business by improving the business processes associated with selling, servicing and marketing. In addition to the CRM Software, Amyyon also derives revenues from maintenance, service and support fees from its customers.

  Sales and Marketing

    Amyyon employs a direct sales force currently consisting of fifteen full time employees that actively market the CRM Software to its target customers throughout North, South and Latin America. Amyyon's target customers are professional services businesses that have revenues in excess of $250 million. Amyyon intends to leverage the name recognition of BV's software products in Europe and Asia to attract customers in the Americas. The CRM Software has only recently been introduced to the Americas, however, and it is not certain whether or not Amyyon will be successful in selling the CRM Software to customers in the Americas or any other market.

  Competition

    Amyyon competes in the fast growing, highly fragmented customer relationship management software application marketplace. As more enterprises pursue a customer relationship management strategy, more vendors are marketing application suites for selling, servicing and marketing. There are many companies that sell software to help improve a users sales, marketing or customer service functions. The largest vendors of such service software are Clarify, Information Management Systems, Siebel Systems and Vantive. The Company believes that the CRM Software has a competitive advantage over other software products because it contains a module that addresses all three of these business functions, and these modules interact with one another to provide a user with a single product that can improve the effectiveness and efficiency of its sales, marketing and customer service efforts.

  Research and Development

    Amyyon does not intend to spend significant resources on product development. Amyyon intends to operate solely as a distributor of the CRM Software, and rely on BV for product enhancements and development. The non-binding term sheet that Amyyon has with BV provides that BV will make specified enhancements to the CRM Software by specified dates. In addition, BV is to continually update the CRM software in a manner consistent with operating system developments in the industry, and is committed to a continuing program of development and enhancement of the functionality of the CRM Software to justify at least one mare new release each year. The strategy of relying on BV for product development may result in Amyyon's competitors being able to adapt more quickly to the trends of the American market and develop products that are perceived as superior to the CRM Software. In addition, because Amyyon does not control the amount of resources that will be dedicated to product development and the ability to be successful in the software industry is highly dependent on developing innovative products, there can be no assurance that there will be any demand for the CRM Software in the future.

  Intellectual Property

    Amyyon is currently distributing the CRM Software pursuant to a non-binding term sheet with BV, although it is Amyyon's intention to enter into a definitive agreement with BV on terms and conditions similar to those contained in the term sheet in the near future. The term sheet contemplates that Amyyon would have the exclusive rights to grant user licenses to all software products distributed or licenses by BV in North America, Central America and South America (except for Argentina where Amyyon will share non-exclusive distribution rights with another company) for a period of fifteen years. For each license granted to a customer, Amyyon is required to pay BV a royalty payment. The amount of such royalty payment for licenses granted within Amyyon's exclusive marketing jurisdiction is a percentage of the lower of (i) BV's international list price for equivalent licensing in Europe and Australia and (ii) the actual revenue received by Amyyon for such license. The amount of the royalty percentages is customary for software distributors.

    The term sheet further calls for Amyyon to make minimum royalty payments to BV regardless of the amount of sales during each of the fifteen years the agreement would be in effect. The minimum royalty payment is $500,000 for the first year and will increase in each subsequent year. If Amyyon does not make sufficient sales in any year to generate royalties that exceed the required minimum royalty payment for that year, BV may convert Amyyon's exclusive right to distribute their software in the Americas to a non-exclusive right unless Amyyon agrees to make a cash payment to BV in the amount of the difference between the actual royalties generated and the minimum royalty for the year. If Amyyon chooses to make such a payment, the minimum royalty payment for the following year will be further increased by the amount of such payment.

    Amyyon's ability to be successful is highly dependent on having the exclusive right to distribute the CRM Software in North, Central and South America. Amyyon intends to sign a definitive agreement with BV that grants Amyyon this exclusive right in the near future. There can be no assurance, however, that such a definitive agreement will be executed. Further, in the event that such an agreement is signed, there can be no assurance that such agreement will not be breached or that Amyyon will have adequate remedies for any such breach.

Knowledgeware Solutions, Inc.

  Background

    The business of KSI was established in 1997 and funded by Vanenburg Ventures BV to develop courseware for the Baan Company under an outsourcing agreement. In May of 1999, four members of the company's management team acquired the KSI business from Vanenburg Ventures BV and began to operate it as a limited liability company under the name Knowledgeware Solutions LLC. In September 1999, the members of this limited liability company incorporated KSI in Michigan and transferred all of the assets and liabilities of the Knowledgeware Solutions LLC to KSI. KSI currently employs 10 full-time and 1 part-time employee.

  Products

    KSI designs, develops and deploys technology-based courseware that companies can use to train their employees. KSI develops such courseware by utilizing advanced adult learning concepts and the latest technology to provides a complete technology based training solution or its customers. KSI helps its customers to identify, define and script learning components. KSI then develops each of the learning components to suit the specific needs of the target audience and achieve specified learning objectives. The custom courseware can then be deployed over the Internet or distributed on CD-ROM.

  Sales and Marketing

    Three of the four members of KSI's senior management team currently conduct sales and marketing activities and KSI is presently recruiting a national sales force to sell its products. To allow the KSI's sales team to successfully market its products, KSI plans to develop working prototypes as part of the sales process, which the KSI management team can demonstrate to potential customers to allow them to see firsthand a portion of the actual product which they can buy. The Company believes this will be a distinct advantage over the paper materials currently being used in the industry to sell technology based training materials. There can be no assurance, however, that KSI will be able to build such a prototype or that others will not independently develop and utilize a similar marketing tool.

    Prior to 1999, approximately 90% of KSI's revenues came from Baan Company and Baan related companies. KSI intends to reduce its reliance on Baan in the future by leveraging existing relationships to target other software companies that have existing written courseware or manuals which are used on frequent basis to educate employees on subject manner that changes regularly. KSI is especially interested in marketing to emerging software companies and arranging a revenue sharing agreement for the products that they produce. However, there can be no assurance that KSI will be able to successfully market its products and services to other companies, nor can there be any assurance that KSI will continue to be able to sell to Baan Company.

  Competition

    There are several companies that offer software tools to create training materials, including Allen Communications, Asymetrics, Macromedia and Pathlore. Some of the larger accounting firms, such as Ernst & Young and PriceWaterhouseCoopers, also provide training services. KSI is one of many companies with no major software company or consulting firm affiliation that sells customized training services to other business. Some of these companies have chosen to focus on specific market segments such as telecommunications, retailing or soft-skills training. KSI plans to continue its focus on selling to emerging software companies nationwide. To distinguish itself from its competitors, KSI has developed a unique framework to enable it to quickly and inexpensively produce the courseware desired by its customers. This framework mass-customizes training by utilizing reusable components from KSI's existing library which are then assembled within this framework along with customer specific components to rapidly create technology based training programs. Further customization is accomplished by creating a user interface that is consistent with the client's corporate image and its existing programs. The end product is then distributed to its customers for immediate use, and it can be further modified and enhanced according to customers' needs relatively inexpensively by using this same framework.

  Intellectual Property

    KSI relies primarily on trade secrets and other unpatented proprietary technology, such as its software, to protect its intellectual property rights. There can be no assurance that KSI can meaningfully protect its rights in such unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products. Furthermore, there can be no assurance that third parties or competitors would not otherwise gain access to KSI's proprietary technology. KSI seeks to protect its trade secrets and proprietary know-how, in part, with confidentiality agreements with employees and consultants. There can be no assurance that the agreements will not be breached, that KSI will have adequate remedies for any breach or that KSI's trade secrets will not otherwise become known to or independently developed by competitors.

  Research and Development

    KSI has not historically devoted significant time or resources on research and development efforts. KSI has begun, however, investigating and developing courseware development tools to use as a development framework that will allow for the creation of courses more quickly and efficiently than standard authoring tools. KSI is using software that it licenses from Sybase Corporation to establish a development framework that will, among other things, allow for both content creation and delivery over the Internet. This framework will enable any company to easily maintain, keep consistent and keep current their marketing materials, educational courseware, documentation and support information.

Fullmetrics

  Background

    Fullmetrics conducts the business that has been the historical business of the Company—marketing software products to companies in the die casting and plastics industry. Fullmetrics has materially changed its structure over the last fiscal year. The number of people employed by Fullmetrics has been reduced from 21 on August 31, 1998 to 15 as of November 30, 1999. The reduction in personnel is primarily attributable to the decision to restructure and focus the sales and marketing staff, outsource all of the Company's manufacturing to a third party and reduce research and development personnel. As a result, a higher percentage of Fullmetrics' personnel is dedicated to selling its various products and expanding its customer base.

  Products

    Fullmetrics provides unique software solutions for companies in the plastics and die casting industries. The software products offered by Fullmetrics include high level management software applications that allow Fullmetrics' customers to have a real-time, integrated information system that facilitates evidence-based decision making by allowing the users of the software to measure and understand the impact and return on investment and profitability from production efficiencies.

    Fullmetrics' portfolio of products is comprised of diagnostic systems, management systems and enterprise integration systems. Fullmetrics' diagnostic system is referred to as the "Machine Capability Analyzer." This is a portable, troubleshooting instrument with an easy to use software application for machine diagnostics and establishment of the ideal process parameter settings. During 1999, Fullmetrics made enhancements to this product line with the introduction of the "DirectConnect" and "QuickConnect" analyzers. The Company believes that these enhancements provides Fullmetrics with a competitive advantage in the marketplace.

    To assist its customers in realizing the full potential of its products, Fullmetrics provides various services to its customers. These services include in-class training and interactive computer based applications for rapid and ongoing learning. These services are designed to allow for an efficient implementation process and allow clients to make full use of the Fullmetrics' products quickly and effectively.

  Sales and Marketing

    Fullmetrics conducts its sales and marketing through a staff of 11 sales and marketing employees and a network of approximately 10 independent sales representatives. Fullmetrics has adopted a marketing strategy of dividing its target customers into "first tier prospects" and "second tier prospects." Fullmetrics' direct sales force will focus on selling to the top companies in their respective industries, the "first tier prospects." Each member of the Fullmetrics' national sales force sells to companies in pre-defined territories and, when necessary, is supported by third party pre-sales industry consultants who are retained by Fullmetrics' on a contract basis. In addition to third party industry consultants, Fullmetrics also retains the services of a third party telemarketing team which pre-qualifies leads from industry prospect lists and furnishes prospective clients to the Fullmetrics sales force. Fullmetrics' sales force does not call upon the "second tier companies." These companies, which are smaller than the top tier customers, are approached by Fullmetrics' independent sales representatives, who are also supported by the outside pre-sales industry consultants where necessary. Fullmetrics has also recently begin to use the Internet as a vehicle for selling its products, and it intends to make increasing use of the vehicle in the future.

  Competition

    The Company knows of at least five other privately held organizations providing process monitoring and control systems in the die casting industry. The Company believes that these competitors do not offer an open architecture product, but rather rely on proprietary software systems that typically are not compatible with other software operating systems. Fullmetrics also has several indirect competitors, including large business software companies which offer lower cost, generic application development tools, requiring additional software programming by the customer. Unlike Fullmetrics' products, the Company believes these competing products are not "turn key" and typically are not industry specific. Nonetheless, these companies may sell their programming software as an alternative to Fullmetrics' products into the die casting and plastic injection molding industries.

    Fullmetrics current products have allowed it to differentiate itself from its competitors by providing a solution that addresses multiple software needs of a clients. While Fullmetrics' competitors are focused primarily in providing industry-specific production and process management software/hardware "turn key" systems for the plastics and die cast segments, Fullmetrics' products utilize open architecture software, which usually can be easily ported to a wide variety of software systems and hardware platforms. Although the Company believes that Fullmetrics' ability to address multiple software needs of its clients provides it with a competitive advantage over its competitors, Fullmetrics recognizes that other software solutions companies in the plastics and die casting industries will also seek to offer products that address multiple needs. Therefore, Fullmetrics intends to evaluate strategic alliances that will broaden its product base. No such alliances are currently in place however, and it is uncertain that that Fullmetrics will be successful in establishing such alliances.

  Manufacturing

    Fullmetrics' operational strategy is to outsource all of its manufacturing. Fullmetrics purchases all of the hardware components and subassemblies for its products from a third party pursuant to a supply agreement. Fullmetrics expects to continue to outsource its manufacturing requirements for the foreseeable future. This third party also makes available to Fullmetrics personnel to aid in product development and research on a contract basis. This third party is not obligated to do so, and may not continue to make personnel available to Fullmetrics for such use in the future.

  Research and Development

    In order to successfully market its products, Fullmetrics must ensure its products do not become technologically inferior to those of its competitors. Fullmetrics recently reduced its research and development staff, which is primarily responsible for keep products on the technological forefront, from three persons to one. However, the Company does not anticipate this reduction in personnel will jeopardize the commercial viability of Fullmetrics due to the fact that the employee dedicated to research and development will act as a project manager for third party programmers retained by Fullmetrics on a contract basis. In addition, as described above, a third party supplier also has made personnel available to Fullmetrics for product development and research. There can be no assurance, however, that Fullmetrics will be able to continue to employ outside parties for research and development or that such parties will be successful in developing commercially successful products and enhancements in the future.

  Intellectual Property

    Fullmetrics relies primarily on trade secrets and other unpatented proprietary technology to protect its intellectual property. There can be no assurance that Fullmetrics can meaningfully protect its rights in such unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products. Furthermore, there can be no assurance that third parties or competitors would not otherwise gain access to Fullmetrics' proprietary technology. Fullmetrics seeks to protect its trade secrets and proprietary know-how, in part, with confidentiality agreements with employees and consultants. There can be no assurance that the agreements will not be breached, that Fullmetrics will have adequate remedies for any breach or that Fullmetrics' trade secrets will not otherwise become known to or independently developed by competitors.

    Fullmetrics has a non-exclusive worldwide license to make, use and sell process monitoring software covered by two patents owned by a third party (the "Licensed Patents"). The technology covered by the Licensed Patents is used throughout Fullmetrics' product line and is an essential component of the software marketed by Fullmetrics. In consideration of such license, Fullmetrics pays royalty payments of $1,800 per unit of process monitoring equipment sold by Fullmetrics to or on behalf of original equipment manufacturers ("OEM") in the die casting industry. The Company does not expect this royalty obligation to be significant because most of the Company's sales are directly to end users and customers. Sales to end users and to customers in the plastics industry are royalty free. However, should the third party that owns the Licensed Patents apply for and receive a patent that covers the plastics industry, Fullmetrics may be required to pay a royalty for sales in that industry as well. If the Licensed Patents are held invalid in the future, no further royalties will be due after the date that the judgment of invalidity becomes final and nonappealable. The license expires upon expiration of both Licensed Patents, the years 2002 and 2009. Fullmetrics has limited sublicensing rights to the Licensed Patents.

Employees

    The Company as a whole has a total of 47 full-time employees and one part-time employee. Of this total, Amyyon has 22 full-time employees, consisting of 15 salespersons, 4 customer service employees and three persons employed in business development/strategic alliance roles. KSI employs the sole part-time employee, along with 10 full-time employees. Seven of KSI's employees are in research and development, and the other four are in sales or serve in an administrative capacity. Fullmetrics employs 15 people full time, 11 of whom are in sales and the rest in either customer service or manufacturing coordinator. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be satisfactory.

    The Company also has a consulting arrangement with TECH pursuant to which the Company pays TECH $50,000 per month in exchange for administrative and other services that are provided to Fullmetrics and KSI. The Company anticipates it will pay TECH an additional $25,000 per month for similar services for Amyyon after the acquisition of Amyyon from TECH Cayman.

ITEM 2.  DESCRIPTION OF PROPERTY.

Amyyon

    Amyyon currently does not lease or own any real property.

KSI

    KSI's facility is located at 60 Monroe Center NW, Grand Rapids, Michigan, and consists of approximately 3,850 square feet. KSI leases this facility pursuant to a lease which commenced on June 1, 1999 and expires on May 31, 2002. Monthly rent is currently approximately $2,900 plus KSI's proportionate share of any increase in operating expenses over $3.38 per square foot. These facilities are in satisfactory condition and the Company expects that these facilities will be sufficient for KSI's operations at least through August 31, 2000.

Fullmetrics

    Fullmetrics facility is located at 14400 Viking Drive, Eden Prairie, Minnesota, and consists of approximately 2,593 square feet. Fullmetrics leases this facility pursuant to a lease which commenced on September 15, 1999 and expires on September 14, 2002. Monthly rent is currently approximately $3,457.33 plus Fullmetrics' pro rata share of operating expenses and real estate taxes. This facility is in satisfactory condition and the Company expects that these facilities will be sufficient for Fullmetrics operations at least through August 31, 2000.

ITEM 3.  LEGAL PROCEEDINGS.

    There are no material pending legal, governmental, administrative or other proceedings to which the Company is a party or of which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of security holders during the fourth quarter ending August 31, 1999.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY.

    The executive officers of the Company, their ages and the offices held, as of the date of this report, are as follows:

Name	Age	Position
Evros Psiloyenis	46	President of the Company
Frank van Luttikhuizen	45	Interim Chief Financial Officer of the Company

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

    Frank van Luttikhuizen, was a member of the Company's Board of Directors from December 1998 to February 1999. Since September 1996, Mr. van Luttikhuizen has been the Chief Financial Officer of TECHInspirations, Inc., a venture capital investment firm. From June 1993 to March 1996, Mr. van Luttikhuizen was the Director of Finance and Administration of Baan Company Canada, a European software company. Mr. van Luttikhuizen was an independent consultant from August 1990 to June 1993. From July 1985 to July 1990, Mr. van Luttikhuizen held various positions in administration and finance at Victoria Hospital. From July 1983 to July 1985, he held various positions in administration and finance at Union Gas and from August 1979 to June 1983. Mr. van Luttinhuizen was an accountant at Coopers & Lybrand.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock currently trades in the over-the-counter market on the OTC Bulletin Board under the symbol XBOX. From March 19, 1996, the date of the Company's initial public offering, through March 11, 1998, the Company's Common Stock was traded on the Nasdaq SmallCap Market under the symbol NPET. From March 12, 1998 through the present, the Company's Common Stock has been traded in the over-the-counter market on the OTC Bulletin Board under the symbol XBOX. The following table sets forth the quarterly high and low bid prices for the Company's Common Stock for the periods indicated as reported by the OTC Bulletin Board thereafter. These quotations reflect inter-dealer prices, without retail mark up, mark down or commissions and may not necessarily represent actual transactions.

Period	High		Low
1999
First Quarter (September 1, 1998 through November 30, 1998)		3/4		3/16
Second Quarter (December 1, 1998 through February 28, 1999)		23/32		15/64
Third Quarter (March 1, 1999 through May 31, 1999)		19/64		1/8
Fourth Quarter (June 1, 1999 through August 31, 1999)	1	5/16		15/64
1998
First Quarter (September 1, 1997 through November 30, 1997)	2	7/8		3/4
Second Quarter (December 1, 1997 through February 28, 1998)	1	3/4		1/2
Third Quarter (March 1, 1998 through May 31, 1998)		11/16		3/16
Fourth Quarter (June 1, 1998 through August 31, 1998)		11/16		3/8

    As of August 31, 1999, the Company's Common Stock was held by approximately 127 shareholders of record. No cash dividends were declared or paid by the Company during the fiscal years ending August 31, 1998 or 1999.

    On July 29, 1999, the Company sold unregistered shares of its Common Stock to TECHinspirations, Inc. (Cayman), a Cayman Island corporation (TECH Cayman). Under the stock purchase agreement with TECH Cayman, TECH Cayman converted (a) $3,000,000 of indebtedness owed to it by the Company into 20,000,000 shares of the Company's Common Stock at a conversion price of $.15 per share (the "Shares") and (b) $100 of indebtedness owed to it by the Company into a warrant to purchase up to 4,750,000 shares of the Company's Common Stock. As a result of these transactions, TECH Cayman is now the beneficial owner of an aggregate 24,750,000 shares of the Company's Common Stock, or approximately 77.2% of the current outstanding shares of Common Stock. On November 12, 1999, the Company issued unregistered shares of its Common Stock to the former shareholders of KSI pursuant to an Agreement and Plan of Merger. Under this agreement, the former shareholders of KSI received an aggregate of 704,345 shares of the Company's Common Stock. In addition, these former shareholders were granted options to purchase an aggregate of 326,288 shares of the Company's Common Stock and could receive options to purchase an additional 326,288 shares of the Company's Common Stock if certain financial targets are met. The transactions described above were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated thereunder. The Company received assurances from TECH Cayman and the former shareholders of KSI that the acquisition of the Company's securities was for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in this transaction. Both TECH Cayman and the former shareholders of KSI were granted access to information about the Company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

  General

    As described in Part I, the structure of the Company has materially changed since the completion of its fiscal year on August 31, 1999 due to the consummation or contemplation of three separate transactions. Management expects the accounting for the acquisition of KSI to result in an increase of approximately $600,000 to "Total Assets" and a respective increase in the same amount to "Stockholders' Equity." Similarly, if the Company does acquire Amyyon, Management anticipates this transaction will result in an increase of approximately $2,800,000 to each of "Total Assets" and "Stockholders' Equity." Results of operations and cash flows will be accounted for effective as of September 1, 1999. Management does not expect the transaction involving Fullmetrics to impact the Company's consolidated financial position, results of operations, or cash flows.

    The following discussions with respect to analysis of the specific items of the Company's results of operations for the years ended August 31, 1999 and August 31, 1998 is limited to what will be the operations of Fullmetrics, Inc. for prospective years. As previously discussed, the Company's entire business previously consisted solely of the business now being conducted by Fullmetrics. No analysis is included for the potential effects of the "Knowledgeware" and expected "Amyyon" acquisition because both companies are new entrants to the market and their expected results are still uncertain.

  Revenues

    Net revenues increased 32% to approximately $1.48 million in the year ended August 31, 1999 compared to approximately $1.1 million in the year ended August 31, 1998. This increase is a result of higher unit sales volume and the increased sale of services by Fullmetrics to its customers, which is partially attributable to the enhanced marketing and sales campaigns implemented by Fullmetrics during 1999.

  Gross Margins

    The gross margin was 28% of revenues in the year ended August 31, 1999 compared to approximately 7% of revenues for prior year. Gross margin for year ended August 31, 1999 increased 415% to approximately $406,000 compared to approximately $79,000 for the prior year. The increase in gross margins, as percent of sales, and in absolute dollar values, is due to a change in the Fullmetrics' product mix from fiscal 1998 to fiscal 1999, as well as an overall reduction in fixed cost of sales. The reduction in fixed costs is partially attributable to Fullmetrics' new operational strategy of outsourcing all of its manufacturing. Management expects that the outsourcing strategy will continue to have a positive impact on its overall cost of sales and total fixed costs.

  Sales and Marketing Expense

    Sales and marketing expenses decreased 19% to approximately $1.06 million for the year ended August 31, 1999 from approximately $1.31 million for the prior year. The decrease for the year ending August 31, 1999 is primarily the result of a reduction in sales force and related travel and marketing expenses during the latter half of the year. The reduction is sales headcount was only temporary as Fullmetrics was restructuring its sales team and related sales strategy. Management expects that Fullmetrics' sales and marketing expenses will increase significantly over the next year as it increases its selling efforts.

  Research and Development

    Research and development expenses for the year ended August 31, 1999 were approximately $329,000, or 22% of revenues, compared to approximately $712,000, or 63% of revenues for the prior year. This decrease in research and development expenses as a percent of sales and in absolute dollar values is due to lower research and development payroll costs resulting from staff reductions and reduced research and development contract services.

  General and Administrative

    General and administrative expenses increased 188% to approximately $2,606,000 in the year ended August 31, 1999 compared to approximately $905,000 for the prior period. The substantial increase in general and administrative expense is partially due to the Company's overall strategy to become a technology holding company, which resulted in Fullmetrics' paying TECH $25,000 in each month of fiscal 1999 as a consulting fee for various administrative services. The increase is also partially attributable to the termination of employment of Robert Pitner, which resulted in Fullmetrics paying his salary for all of fiscal 1999 in addition to the salary of the Mr. Psiloyenis, who had similar duties to those performed by Mr. Pitner.

  Interest Expense

    Interest expense increased to approximately $253,000 for the year ending August 31, 1999 compared to approximately $152,000 for the prior year period. This increase was due to higher indebtedness of Fullmetrics during 1999, as Fullmetrics borrowed money under the line of credit to fund operations.

  Net Loss

    The net loss was approximately $3.8 million or $(0.47) per share for the year ended August 31, 1999 compared to a loss of approximately $2.9 million and $(0.57) per share for the prior year period. This increased loss is primarily due to increased general and administrative expenses and increased interest costs. The lower loss per share is due to an increase in the number of outstanding shares of the Company.

  Liquidity and Capital Resources

    During 1998, the Company entered into a letter of intent with TECH to provide up to $3,000,000 of additional working capital to the company. The terms of the letter of intent provided that indebtedness of the Company to TECH would be converted into equity securities of the Company. On July 29, 1999, the Company entered into a Stock Purchase Agreement with TECH Cayman to convert the debt to equity. The Company converted $3,000,000 of debt into 20,000,000 shares of common stock at a conversion price of $.15 per share. In addition, the Company converted $100 of debt into the common stock warrant to purchase 4,750,000 shares of the Company's common stock at the exercise price of $.15.

    The Company also maintained a revolving operating line of credit up to $1,500,000 with TECH Cayman bearing interest at the rate of 1% in excess of the prime rate. The revolving line of credit is secured by a security interest in the Company's assets. The outstanding balance and interest is due in full in November 2001. The outstanding balance and accrued interest as of August 31, 1999 was $1,559,900 and $266,721, respectively.

    In August 1995, the Company acquired its existing WindowsTM based die casting software from a third party. The total purchase price for the software was $300,000 payable in varying monthly installments through May 1999. Because the agreement was non-interest-bearing, the Company estimated a discount on the debt of approximately $40,000, which was amortized to interest expense ratably over the period of the agreement.

    During the fiscal year ended August 31, 1999 the Company realized $67,588 in cash proceeds from the exercise of stock options and warrants. During the prior fiscal year, on February 26, 1998, the Company sold 450,000 shares of Common Stock for an aggregate purchase price of $250,000. On March 12, 1998, also during the prior fiscal year, the Company sold an additional 450,000 shares of Common Stock for aggregate proceeds of $250,000.

    Net cash used in operating activities was approximately $2.4 million and $2 million for the years ended August 31, 1999 and 1998, respectively. The cash was used primarily to fund the Company's operating losses. The Company also used cash of approximately $765,000 and approximately $8,000 relating to investing activities for the years ended August 31, 1999 and 1998, respectively. The net cash used in investing activities during the current fiscal year was primarily for loans to Amyyon. Net cash provided by financing activities for the years ended August 31, 1999 and 1998 was approximately $3.12 million and $2.25 million, respectively. The net cash provided by financing activities for the year ended August 31, 1998 was primarily the result of the Company utilizing its credit facilities.

    The Company anticipates capital expenditures of approximately $80,000 for Full Metrics through fiscal 2000 related to additional equipment for sales personnel and research and development facilities. The Company requires substantial additional financing to cover the cash needs for fiscal 2000 as a result of the Company's new business strategy and related ramp up or restructuring periods of its subsidiaries. To date, TECH Cayman has made advances to the Company in excess of $3.5 million (including advances that have been converted into shares of the Company's common stock) to cover Company operating losses. Management is currently finalizing its fiscal 2000 business strategies at the individual subsidiary levels, including the intended Amyyon acquisition, in order to determine and subsequently pursue options to finance cash needs. TECH Cayman has not obligation to continue making advances to the Company, and there can be no assurance that TECH Cayman will continue to do so. Further, there can be no assurance that the Company will be able to raise additional debt or equity capital.

    The report of the Company's auditors contains an explanatory paragraph to the effect that the Company's recurring losses and negative cash flows from operations raise substantial doubts about its ability to continue as a going concern. If the Company's operations do not provide sufficient cash or the Company is unable to raise additional capital through debt or equity financing case sufficient for the Company to continue operations, the Company may be forced to cease operations.

Impact of Year 2000

    As the year 2000 approaches the various problems that may result from the improper processing of dates and date sensitive calculations by computers and other machinery can create breakdowns and erroneous results. Recognizing the impact on all companies using computers, the Company has made extensive efforts to become year 2000 compliant. Fullmetrics has made both hardware and software upgrades, the cost of which did not significantly impact the Company's financial results. Each of Fullmetrics, Amyyon and KSI have verified that their respective software products are year 2000 compliant, and have also verified that all of their operating systems will not be adversely affected by the year 2000. Therefore, after completing its year 2000 compliance plan, to the best of the Company's knowledge, all of its internal systems will be year 2000 compliant by December 31, 1999. A lack of year 2000 compliance, on the part of a supplier of the Company, however, may adversely affect the operations and financial performance of the Company by causing complications of, or otherwise affecting, the operations of the Company. The Company has contacted its significant suppliers and customers as part of its year 2000 compliance plan. The Company's goal was to identify any potential year 2000 compliance issues with the enterprises with whom the Company does business. Although the results of this effort indicate that many of the Company's customers and suppliers will be year 2000 compliant, the Company is currently unable to predict the magnitude of the operational and financial impact on the Company if year 2000 compliance issues with the Company's suppliers and customers arise.

IMPORTANT FACTORS TO CONSIDER

    The following factors are important and should be considered carefully in connection with any evaluation of the Company's business, financial condition, results of operations and prospects.

New Strategy

    The Company has adopted a new strategy of transforming itself into a diversified technology holding company. The Company intends to continue to acquire companies in the software industry, and have each of these companies operate as stand-alone companies. This is an unproven strategy, and has not been implemented long enough to ascertain the viability or financial impact of this strategy. The ability of the Company to continue to successfully locate acquisition targets remains uncertain. There can be no assurance that the Company's new strategy will be successful, or that the strategy will have a positive impact on the financial results of the Company.

History of Losses; Uncertainty of Future Results

    To date, the Company has incurred continuing operating losses. As of August 31, 1999, the Company's accumulated deficit was approximately $13.9 million. Net losses for the year ended August 31, 1999 were approximately $3.8 million. Historically, the Company has financed its operations through public and private placements of Common Stock and short-term borrowings. The Company is dependent on increasing its revenue base to achieve profitability. Amyyon and KSI are relatively new companies, and neither has realized significant revenues as of yet. Fullmetrics has not recorded an operating profit during the time in which the stock of the Company has been publicly traded. The Company's expenses will continue to increase as the Company strives to increase its sales and expand the customer base of each of its operating subsidiaries. There can be no assurance that the Company will ever generate substantial revenues or achieve profitability. The Company's results of operations will depend upon numerous factors, including the ability of Amyyon and KSI to develop a customer base and the market acceptance of the products of each of the products of the Company's operating subsidiaries.

Exclusive Distribution Rights

    Amyyon's ability to be successful is highly dependent on having the exclusive right to distribute the CRM Software in North, Central and South America. Amyyon is currently distributing the CRM Software pursuant to a non-binding term sheet with BV, although it is Amyyon's intention to enter into a definitive agreement with BV on terms and conditions similar to those contained in the term sheet in the near future. There can be no assurance that such a definitive agreement will be executed. Further, in the event that such an agreement is signed, there can be no assurance that such agreement will not be breached or that Amyyon will have adequate remedies for any such breach.

Need for Additional Capital

    The Company's operating activities have been insufficient in the past to fulfill all of its capital needs. TECH Cayman has been funding the cash needs of the Company pursuant to a revolving line of credit. TECH Cayman has no obligation to continue to fund the Company, and there can be no assurance that it will continue to do so. The Company plans to raise additional capital in the future through sales of its equity securities, but the Company's ability to do so and the amount of capital that can be raised through such sales are uncertain. There can be no assurance that the Company will be able to raise additional capital or that the terms upon which capital is raised will be satisfactory to the Company.

Effects of Delisting from Nasdaq SmallCap Market

    Effective March 11, 1998, the Company's Common Stock was no longer quoted on the Nasdaq Small Cap Market because the Company no longer met, and currently does not meet standards for continued listing on the Nasdaq Small Cap Market. The Company's Common Stock is currently quoted in the "over-the-counter" market and is eligible to trade on the OTC Bulletin Board. The public trading market for the Company's Common Stock has been, and may continue to be, adversely effected by this development. In order for the Company's Common Stock to be quoted on the Nasdaq Small Cap Market, the Company will be required to meet initial listing criteria. These criteria require the Company to have at least:

  •
  three market makers in the Common Stock

  •
  total net tangible assets of $4.0 million

  •
  a minimum bid price for the Common Stock of $4.00 per share

  •
  300 holders of its Common Stock

  •
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

Technological Obsolescence

    Each of Fullmetrics, KSI and Amyyon are in the software industry which is characterized by rapid technological advances and frequent new product introductions. The inability to develop or introduce new products could result in a loss of competitiveness or revenues. The Company may not have adequate financial and personnel resources to maintain research and development capabilities and, consequently, to maintain its technology position. Fullmetrics currently has only one employee dedicated to research and development activities, and Amyyon is dependent upon BV to develop the software it markets which may result in the Company as a whole lacking software products that possess the characteristics and enhancements sought by its customers.

Competition

    The markets for the Company's products are highly competitive. Several companies offer lower cost products that compete with the Company's products. Many of the Company's competitors and potential competitors include a number of established companies that have significantly greater financial, technical and marketing resources than the Company. The market in which Amyyon operates in particular is in a state of dynamic change. In addition to continual new market entrants, several of Amyyon's competitors have either merged or have formed strategic alliances. There can be no assurance that the Company's competitors have not or will not develop products that are superior to the Company's products or that achieve greater market acceptance. There is no assurance that the Company will be able to compete successfully against current and future sources of competition or that the competitive pressures faced by the Company will not adversely affect its financial performance.

Dependence on Key Employees and Consultants

    The Company's success depends on the performance of its executive officers and other key personnel, and in particular the presidents of each of its operating subsidiaries Evros Psiloyenis (Fullmetrics), Williams Klco (KSI) and Thomas Chuckle (Amyyon). In addition, the Company is dependent on the continuing services it receives from TECH. The loss of the services of any of these individuals or TECH could have a material adverse effect on the Company. The Company's future success will also depend in part upon its ability to attract and retain highly qualified personnel. Competition in the recruiting of highly qualified personnel in the software industry is intense. While the Company has not experienced any difficulty in attracting and retaining talented and qualified employees to date, there can be no assurance that the Company can retain its key employees or that it can attract, assimilate and retain other qualified personnel in the future.

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

ITEM 7.  FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

    The following items are included herein:

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      (a) Directors, Executive Officers, Promoters and Control Persons of the Company

    The information under the caption "Information About Directors and Nominees" in the Company's 2000 Proxy Statement is incorporated herein by reference. Information concerning executive officers of the Company is included in this Report under Item 4A, "Executive Officers of the Company."

      (b) Section 16(a) Beneficial Ownership Reporting Compliance

    Information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2000 Proxy Statement is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.

    The information under the caption "Director Compensation" in the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information under the captions "Information About Directors and Nominees," "Employment and Severance Agreements" and "Certain Relationships and Related Transactions" in the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits

    The exhibits to this Report are listed on the Exhibit Index on pages E-1 to E-3 below. A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of December 16, 1999, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Nicollet Process Engineering, Inc. d/b/a XBOX Technologies, Inc., 2665 South Bayshore Drive, Suite PH2B, Coconut Grove, FL; Attn.: Shareholder Information.

    The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-KSB pursuant to Item 13(a):

  A.
  1990 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Forms SB-2 (File No. 333-00852C)).

  B.
  1995 Amended and Restated Stock Indenture Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form SB-2 (File No. 333-00852C)).

  C.
  Separation and Release Agreement between the Company and Robert A. Pitner, effective May 18, 1999 (filed herewith).

  E.
  Form of Indemnification Agreement by and between the Company and the Officers and Directors of the Company (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form SB-2 (File No. 333-00852C)).

  F.
  Termination Agreement, dated December 31, 1997 by and between Richard Koontz and the Company (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-KSB for the year ended August 31, 1998 (File No. 0-27928)).

  G.
  Employment Proposal Agreement dated July 20, 1998 between the Company and Evros Psiloyenis (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-KSB for the year ended August 31, 1998 (File No. 0-27928)).

        (b) Reports on Form 8-K

  A.
  The Company filed a Form 8-K on August 13,1999 reporting a change in control of the Company as result of the equity investment by TECH Cayman.

  B.
  The Company filed Form 8-K on November 29, 1999 reporting the acquisition of KSI

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NICOLLET PROCESS ENGINEERING, INC.
Dated December 14, 1999	By:	/s/ EVROS PSILOYENIS Evros Psiloyenis President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant on December 14, 1999 in the capacities indicated.

Name	Title

/s/ EVROS PSILOYENIS Evros Psiloyenis	President (principal executive officer)
/s/ FRANK VAN LUTTIKHUIZEN Frank van Luttikhuizen	Interim Chief Financial Officer (principal financial and accounting officer)
/s/ ANDREW K. BOSZHARDT, JR. Andrew K. Boszhardt, Jr.	Director
/s/ THOMAS W. BUGBEE Thomas W. Bugbee	Director
/s/ JOHN VAN LEEUWEN John van Leeuwen	Director
/s/ MANUEL SCHIAPPA PIETRA Manuel Schiappa Pietra	Director

Financial Statements
Nicollet Process Engineering, Inc.
d/b/a XBOX Technologies, Inc.
Years ended August 31, 1999 and 1998

Nicollet Process Engineering, Inc.

d/b/a XBOX Technologies, Inc.

Financial Statements

Years ended August 31, 1999 and 1998

Report of Independent Auditors

Board of Directors and Stockholders

Nicollet Process Engineering, Inc.

  d/b/a XBOX Technologies, Inc.

    We have audited the accompanying balance sheets of Nicollet Process Engineering, Inc. d/b/a XBOX Technologies, Inc. as of August 31, 1999 and 1998, and the related statements of operations, changes in stockholders' deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nicollet Process Engineering, Inc. d/b/a XBOX Technologies, Inc. at August 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles.

    As discussed in Note 2 to the financial statements, the Company's recurring losses and negative cash flows from operations raise substantial doubts about its ability to continue as a going concern. The 1999 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                      /s/ Ernst & Young

Minneapolis, MN
October 18, 1999

Nicollet Process Engineering, Inc.

d/b/a XBOX Technologies, Inc.

Balance Sheets

	August 31
	1999	1998

Assets
Current assets:
Cash and cash equivalents	$200,048	$257,910
Accounts receivable (net of allowance for doubtful accounts of 1999—$55,370; 1998—$80,199)	88,923	124,985
Notes receivable—related party	651,709	—
Inventories	93,674	245,257
Prepaid expenses	19,354	14,670

Total current assets	1,053,708	642,822
Property and equipment:
Computer equipment	620,528	497,596
Furnishings and equipment	172,856	176,647
Leasehold improvements	70,211	70,211

	863,595	744,454
Less accumulated depreciation	(626,681)	(507,684)

	236,914	236,770
Other assets:
Software development costs (net of accumulated amortization of 1999—$473,078; 1998—$377,575)	19,096	184,492
Other assets	9,798	11,691

	28,894	196,183

Total assets	$1,319,516	$1,075,775

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$288,217	$393,562
Accounts payable—related party	59,450	—
Accrued payroll liabilities	272,086	57,237
Other current liabilities	69,857	51,980
Customer deposits	12,615	114,015
Current portion of capitalized lease obligation	6,204	23,564
Accrued consulting fees—related party	550,000	—
Accrued interest	266,721	22,098

Total current liabilities	1,525,150	662,456
Notes payable	1,559,900	1,505,000
Capital lease obligation	11,821	9,803
Stockholders' deficit:
Preferred stock, no par value:
Authorized shares—5,000,000
Issued and outstanding shares—none	—	—
Common stock, no par value:
Authorized shares—50,000,000
Issued and outstanding shares—26,412,861 at August 31, 1999 and 6,211,861 at August 31, 1998	12,102,883	8,939,949
Accumulated deficit	(13,880,238)	(10,039,933)

	(1,777,355)	(1,099,984)
Less stock subscription receivable	—	(1,500)

Total stockholders' deficit	(1,777,355)	(1,101,484)

Total liabilities and stockholders' deficit	$1,319,516	$1,075,775

See accompanying notes.

Nicollet Process Engineering, Inc.

d/b/a XBOX Technologies, Inc.

Statements of Operations

	Year ended August 31
	1999	1998

Revenues	$1,478,024	$1,122,575
Cost of revenues	1,071,528	1,043,569

Gross profit	406,496	79,006
Operating expenses:
Selling	1,061,921	1,313,875
Research and development	329,238	711,720
General and administrative	2,606,174	905,135

	3,997,333	2,930,730

Operating loss	(3,590,837)	(2,851,724)
Interest expense	253,258	152,194
Interest and other income	(3,790)	(143,324)

Net loss	$(3,840,305)	$(2,860,594)

Net loss per share—basic and diluted	$(.47)	$(.57)

Weighted average number of shares outstanding	8,107,023	4,995,608

See accompanying notes.

Nicollet Process Engineering, Inc.

d/b/a XBOX Technologies, Inc.

Statement of Changes in Stockholders' Deficit

	Common Stock Issued
			Accumulated Deficit
	Shares	Amount		Total

Balance at August 31, 1997	3,368,527	$7,653,600	$(7,179,339)	$474,261
Sale of common stock, net of offering costs of $32,581	2,833,334	1,277,439	—	1,277,439
Issuance of common stock and warrants for services	10,000	8,910	—	8,910
Net loss	—	—	(2,860,594)	(2,860,594)

Balance at August 31, 1998	6,211,861	8,939,949	(10,039,933)	(1,099,984)
Stock option exercises	201,000	67,588	—	67,588
Issuance of common stock in connection with the debt conversion	20,000,000	3,000,000	—	3,000,000
Compensation expense associated with change in option vesting period	—	95,346	—	95,346
Net loss	—	—	(3,840,305)	(3,840,305)

Balance at August 31, 1999	26,412,861	$12,102,883	$(13,880,238)	$(1,777,355)

See accompanying notes.

Nicollet Process Engineering, Inc.

d/b/a XBOX Technologies, Inc.

Statements of Cash Flows

	Year ended August 31
	1999	1998

Operating activities
Net loss	$3,840,305	$(2,860,594)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	109,564	120,261
Amortization	165,396	274,356
Compensation expense in connection with options	95,346	—
Gain on disposal of assets	(3,790)	—
Common stock and warrants issued for services provided	—	8,910
Deferred revenue	—	(26,000)
Changes in other operating assets and liabilities:
Accounts receivable	36,062	690,957
Accounts receivable—related party	—	19,313
Inventories	151,573	(54,444)
Prepaid expenses	(4,684)	6,433
Accounts payable	(105,345)	(142,798)
Accounts payable—related party	59,450	—
Checks written in excess of bank balance	—	(128,595)
Other current liabilities	567,877	(14,767)
Accrued payroll liabilities	214,849	(936)
Accrued interest	244,623	22,098
Customer deposits	(101,400)	103,180

Net cash used in operating activities	(2,410,784)	(1,982,626)
Investing activities
Capital expenditures	(118,979)	(14,627)
Loans to related party	(651,709)	—
Other assets	1,893	6,447
Proceeds from sale of fixed assets	3,790	—

Net cash used in investing activities	(765,005)	(8,180)
Financing activities
Payments on line of credit	—	(486,538)
Payments on notes payable	—	(39,689)
Proceeds from notes payable	3,054,900	1,505,000
Payments on capitalized lease obligation	(4,561)	(7,496)
Net proceeds from issuance of common stock	—	1,277,439
Proceeds from exercise of stock options and warrants	67,588	—

Net cash provided by financing activities	3,117,927	2,248,716

Net (decrease) increase in cash	(57,862)	257,910
Cash at beginning of year	257,910	—

Cash at end of year	$200,048	$257,910

Supplementary disclosure of noncash investing and financing activities
Acquisitions of equipment through capital leases	$12,783	$—
Value of common stock issued in connection with the debt-to-equity conversion	3,000,000	—

See accompanying notes.

d/b/a XBOX Technologies, Inc.

Notes to Financial Statements

August 31, 1999

1. Summary of Significant Accounting Policies

Nature of Business

    Nicollet Process Engineering, Inc. d/b/a XBOX Technologies, Inc. designs, manufactures, markets and supports process monitoring and control systems, host level client/server software, and machine diagnostic tools for the die casting and plastic injection molding industries. The Company currently sells its products principally in domestic markets using a direct sales force and through a network of manufacturers' representatives. The Company also has a distributor in the United Kingdom serving both the high pressure die casting and plastics industries.

Revenue Recognition

    The Company recognizes revenue in compliance with Statement of Position No. 97-2, Software Revenue Recognition. Product revenues are generally recognized as products are shipped, but may be recognized when installed or accepted, depending upon the particular product and contract terms. Training and installation revenues are recognized as the services are performed, generally within a few days of delivery. The Company defers revenue related to any future obligations it could have under maintenance or warranty agreements. The Company recognizes revenue related to these agreements ratably over the life of the agreements or as the obligations are fulfilled.

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

Software Development Costs

    The Company capitalizes software development costs in compliance with Statement of Financial Accounting Standards No. 86,Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Capitalization of computer software development costs begins upon the establishment of technological feasibility for the product.

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

Net Loss per Share

    Basic earnings per share is based on the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share for the Company is the same as basic earnings per share because the effect of options and warrants is anti-dilutive.

Income Taxes

    The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities.

Stock-Based Compensation

    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123,Accounting for Stock-Based Compensation, but applies Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations in accounting for its plans. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Reclassification

    Certain prior year items have been reclassified to conform to current year presentation.

2. Going Concern

    The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and has not generated positive cash flow from operations. As a result, the Company needs additional financing to continue as a going concern. The Company continues to explore possible financing alternatives.

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

3. Inventories

    Inventories consist of the following:

	August 31
	1999	1998

Raw materials	$61,936	$77,230
Work-in-process	3,681	31,679
Finished goods	28,057	136,348

	$93,674	$245,257

4. Notes Payable

    On June 3, 1998, Norwest Business Credit, Inc. ("Norwest") assigned all of its right, title and interest in the Company's credit facilities with Norwest to TECHInspirations, Inc. a Nevada corporation ("TECH") and a wholly-owned subsidiary of TECHInspirations, Inc. (Cayman), a Cayman Island corporation ("TECH Cayman").

    On December 15, 1998, the Company signed a letter of intent with TECH Cayman in connection with the assignment of the Company's credit facility from Norwest to TECH Cayman (the "Credit Facility") which provided for TECH Cayman to convert certain of the indebtedness of the Company under the Credit Facility into equity of the Company and also contemplated that the Company would grant a warrant to purchase equity securities of the Company to TECH Cayman and pay TECH $25,000 per month in consulting fees.

    On July 29, 1999, the Company and TECH Cayman entered into a Stock Purchase Agreement (the "Purchase Agreement") to consummate the transactions contemplated by the letter of intent signed on December 15, 1998. The execution of the Purchase Agreement resulted in TECH Cayman acquiring a majority of the Company's outstanding voting securities. Pursuant to the Purchase Agreement, TECH Cayman converted (a) $3,000,000 of indebtedness under the Credit Facility into 20,000,000 shares of the Company's common stock at a conversion price of $.15 per share (the "Shares") and (b) $100 of indebtedness under the Credit Facility into a warrant to purchase the Company's common stock (the "Warrant"). The Warrant was immediately exercisable with respect to 1,500,000 shares, and will become exercisable with respect to an additional 1,000,000 shares, 1,000,000 shares and 1,250,000 shares after the Company's common stock had closed at a price of at least $1.00, $2.00 and $3.00 per share, respectively, for a period of ten days. TECH Cayman also has the right to designate a majority of the nominees for election to the Board of Directors.

    In connection with the Purchase Agreement, the Company, TECH and TECH Cayman entered into an Acknowledgment and Amending Agreement pursuant to which the Credit Facility was assigned to TECH Cayman. TECH Cayman may continue to make discretionary advances to the Company under the Credit Facility. The advances will continue to bear interest at the rate of 1% in excess of the prime rate.

    On November 30, 1998, the Company entered into a revolving operating line of credit up to $1,500,000 with TECHInspirations, Inc. bearing interest at the rate of 1% in excess of the prime rate. The revolving line of credit is secured by a security interest in the Company's assets. The outstanding balance and interest are due in full in November 2001. The outstanding balance and accrued interest as of August 31, 1999 are $1,559,900 and $266,721, respectively.

    In August 1995, the Company acquired its existing Windows™ based die casting software from a third party. The total purchase price for the software was $300,000 payable in varying monthly installments through May 1999. Because the agreement was non-interest-bearing, the Company estimated a discount on the debt of approximately $40,000, which was amortized to interest expense ratably over the period of the agreement. The obligation was secured by the die casting software.

    The carrying amount of the Company's debt instruments in the balance sheet at August 31, 1999 approximates fair value.

5. Notes Receivable—Related Party

    As of August 31, 1999, the Company has advanced to Amyyon Company ("Amyyon") a total of $645,000 in the form of notes. The notes bear interest at a rate of 9.25% per year. No payments of principal and interest are required to be paid until the written demand of the Company. Accrued interest at August 31, 1999 is $6,709.

    Subsequent to August 31, 1999, the Company has signed a letter of intent with TECH Cayman (the "LOI") to acquire Amyyon. The LOI contemplates that the Company will acquire all of the issued and outstanding shares of Amyyon in exchange for 280,000 shares of its Series A Preferred Stock (the "Preferred Stock"). The Prefered Stock has preferential liquidation rights, and a certain number of shares of the Preferred Stock must be repurchased by the Company within 90 days of (i) any equity investment in the Company and (ii) the end of the Company's fiscal year end. The number of shares that must be repurchased on these dates is equal to 28% of the equity investment or net earnings for the fiscal year, as applicable, divided by the redemption price currently in effect for the Preferred Stock, which will initially be $10 per share. After the transaction, the Company anticipates that Amyyon will be a wholly-owned subsidiary of the Company and will operate as a "stand-alone" company with its business being the exclusive distributor of proprietary software of Amyyon B.V., a Dutch company in North, Central and South America.

    The Company anticipates signing a definitive agreement and consummating the transactions contemplated by the LOI by December 31, 1999, which will provide that the acquisition of Amyyon by the Company will be effective September 1, 1999. TECH provides monthly consulting services to Amyyon and receives $25,000 per month for these services.

6. Commitments

Leases

    The Company has entered into various operating leases for office and assembly facilities and for various equipment. Future lease payments for all operating leases, excluding executory costs such as management and maintenance fees, are as follows:

2000	$47,716
2001	42,648
2002	43,024
2003	3,597

$136,985

Rent expense was $123,099 and $122,167 for the years ended August 31, 1999 and 1998, respectively.

License Agreement

    In October 1995, the Company paid $125,000 to obtain a non-exclusive worldwide license to utilize certain process monitoring software. As of August 31, 1999, the license agreement is fully amortized. Additionally, the Company issued the licensor an option to purchase 60,000 shares of common stock at an exercise price of $3.00 per share. In April 1996 the licensor exercised his rights under the agreement to have the Company repurchase the options at a price of $1.00 per share. The license runs for the length of the two underlying patents, which expire in 2002 and 2009. The Company has continuing royalty obligations of $1,800 per unit of process monitoring equipment sold by the Company to or on behalf of an OEM. Total royalty obligations were $7,200 and $10,800 for 1999 and 1998, respectively.

Consulting Agreement—Related Party

    In connection with the Purchase Agreement discussed in Note 4, the Company entered into a consulting agreement with TECH whereby the parties agreed that particular projects would be undertaken by TECH on behalf of the Company upon the request of the Company. Under the terms of this consulting agreement, TECH was deemed to have fully earned a stand-by retainer fee of $600,000, which earned fee was to be paid in 24 monthly installments of $25,000 each, the first such installment being due on July 1, 1999, with subsequent installments being due monthly through June 2001. If the Company fails to pay any installment within ten days of its due date, the entire remaining balance of the installments due will be accelerated and be then immediately due and payable to TECH on demand. TECH will be paid such further and other fees as may be negotiated between the parties as TECH performs additional services for the Company. The consulting agreement took effect on July 1, 1999 and continues until June 30, 2001 at which time it will automatically be renewed for successive 12-month terms absent written notice by either side of an intent to terminate the agreement.

7. Capital Leases

    The Company leases certain equipment under several long-term lease agreements which are classified as capital leases. Leased assets included in the accompanying balance sheet as of August 31 consist of:

	1999	1998

Equipment	$25,572	$12,789
Less accumulated amortization	(5,500)	(1,771)

Net assets under capital leases	$20,072	$11,018

    Future minimum lease payments under capital leases consist of the following:

Year ending August 31:
2000	$8,566
2001	4,932
2002	3,485
2003	3,485
2004	2,033

Total minimum payments	22,501
Less amount representing interest	(4,476)

Present value of net minimum payments	18,025
Less current portion	(6,204)

Long-term portion of capital lease obligations	$11,821

8. Capital Stock

    In July 1999, the Board of Directors authorized an additional 38,000,000 shares of common stock, for a total of 50,000,000 shares of common stock, no par value and an additional 2,000,000 shares of preferred stock, for a total of 5,000,000 shares of preferred stock, no par value.

9. Stock Options and Warrants

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

    On April 7, 1999, the Board of Directors amended the 1995 Plan to reserve an additional 2,000,000 shares of common stock.

    On June 1, 1998, the Board of Directors approved repricing the options held by current employees to $0.3125 per share for options previously issued at an exercise price of $1.00 or above.

    A summary of changes in outstanding options and shares available for grant under the Company's stock option plans is as follows:

	Shares Available for Grant	Shares Outstanding Under the Plan	Weighted- Average Price per Share

Balance at August 31, 1997	151,333	715,500	$2.01
Granted	(190,000)	190,000	0.48
Canceled	164,000	(164,000)	0.48

Balance at August 31, 1998	125,333	741,500	0.50
Additional shares reserved	2,000,000	—	—
Granted	(1,071,834)	1,071,834	0.25
Exercised	—	(201,000)	0.34
Canceled	38,000	(38,000)	0.31

Balance at August 31, 1999	1,091,499	1,574,334	$0.35

    As of August 31, 1999, there were 1,450,834 options outstanding with exercise prices between $0.25 and $0.31 and 123,500 options outstanding with exercise prices between $0.41 and $0.81. At August 31, 1999, outstanding options had a weighted-average remaining contractual life of 3.6 years.

    The number of options exercisable as of August 31, 1999 and 1998 were 780,459 and 736,500, respectively, at weighted-average exercise prices of $0.34 and $0.37 per share, respectively.

    The weighted-average fair value of options granted during the years ended August 31, 1999 and 1998 was $0.25 and $0.41, respectively.

Pro Forma Disclosures

    Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 1998, respectively: risk-free interest rate of 6%; no dividend yield; volatility factor of the expected market price of the Company's common stock of 2.612% and 1.226%; and a weighted-average expected life of the option of five years.

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

	1999	1998

Pro forma net loss	$(4,028,962)	$(2,973,571)
Pro forma loss per share	$(.50)	$(.60)

Note: The pro forma effect on the net loss for 1999 and 1998 is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

Warrants

    At August 31, 1999 and 1998, the Company has 5,157,092 and 489,440 shares of common stock reserved for the exercise of warrants that have been granted in connection with debt and equity offerings and in lieu of cash payment for services provided. The warrants are exercisable at prices ranging from $0.15 to $3.60. The warrants expire at various times between January 2000 and November 2001.

10. Income Taxes

    The tax effects of significant components of the Company's deferred tax assets and liabilities are as follows:

	August 31
	1999	1998

Deferred tax assets:
Net operating loss carryforwards	$5,036,000	$3,777,000
Inventory obsolescence	2,800	38,200
Other	56,400	60,800
Deferred tax liabilities:
Software development costs	7,500	72,900

Net deferred tax assets	5,087,700	3,803,100
Valuation allowance	(5,087,700)	(3,803,100)

	$—	$—

    For financial reporting purposes, a valuation allowance has been provided to offset the deferred tax assets related to the net operating loss carryforwards and other temporary differences. At August 31, 1999, the Company had net operating loss carryforwards of approximately $12,750,000, which are available to offset taxable income through 2014. The Company's ability to utilize these carryforwards to offset future taxable income is subject to certain restrictions under Section 382 of the Internal Revenue Code in the event of certain changes in the equity ownership of the Company. The Company's public offering resulted in a change in equity ownership under Section 382. As a result, the net operating loss carryforwards, generated prior to the change under Section 382, will be limited to offset taxable income in any one tax year. No income taxes have been paid in the years ended August 31, 1999 and 1998.

    The effective income tax rate differed from the federal statutory rate as follows:

	Year ended August 31
	1999	1998

Taxes at statutory rate	$(1,118,700)	$(972,600)
State taxes, net of federal benefit	(212,800)	(162,800)
Change in valuation allowance	1,284,600	1,035,300
Other	46,900	100,100

	$—	$—

11. Major Customers

    Sales to Customer A were 16% of total sales in 1999. Sales to Customers B and C were 12% each of total sales in 1998.

12. Supplemental Cash Flow Information

    The Company paid interest of $15,030 and $130,100 for the years ended August 31, 1999 and 1998, respectively.

13. Subsequent Events

    The Company intends to transfer certain operating assets and liabilities relating to its core business to Fullmetrics, Inc., a newly-formed, wholly-owned subsidiary of the Company.

    The Company borrowed an additional $235,000 from TECHInspirations, Inc. on September 9, 1999 at an interest rate of 9.25%. The Company, in turn, loaned the $235,000 to Amyyon at an interest rate of 9.25%.

    On November 12, 1999, the Company entered into a plan of merger with Knowledgeware Solutions, Inc. The Company will issue 704,345 shares of common stock for 10,000 shares of Knowledgeware Solutions, Inc. The Company has also reserved 978,862 shares of its common stock for options to be granted at the time of the closing through the following three years. Due to the acquisition of Knowledgeware Solutions, Inc., the Company pays an additional $25,000 monthly consulting fee to TECH for services provided to Knowledgeware Solutions, Inc.

NICOLLET PROCESS ENGINEERING, INC.

Exhibit Index to Annual Report On
Form 10-KSB
For Fiscal Year Ended August 31, 1999

Item No.	Description	Method of Filing
1.1	Agreement and Plan of Merger by and among the Company, Knowledgeware Acquisition Corp. KSI, William Klco, Kathy McFadden, Steven Gauld and Dane Powell dated November 12, 1999	(10)
1.2	Letter of Intent between the Company and TECHinspirations, Inc. (Cayman) effective June 17, 1999.	(11)
3.1	Articles of Incorporation, as amended	(3)
3.2	Bylaws, as amended	(11)
4.1	Specimen Form of the Company's Common Stock Certificate	(1)
4.2	Form of Warrant for Purchase of Shares of Common Stock of the Company issued in connection with November 1993 private placement	(1)
4.3	Warrant for Purchase of Shares of Common Stock of the Company issued to Charlie Phelps dated May 5, 1994	(1)
4.4	Form of Warrant for Purchase of Shares of Common Stock of the Company issued in connection with January 1995 private placement	(1)
4.5	Form of Warrant for Purchase of Shared of Common Stock of the Company issued in connection with February 1995 private placement	(1)
4.6	Form of Warrant for Purchase of Shares of Common Stock of the Company issued in connection with March 1995 private placement	(1)
4.7	Form of Warrant for Purchase of Shares of Common Stock of the Company issued in connection with repayment of March 1995 bridge financing	(1)
4.8	Form of Warrant for Purchase of Shares of Common Stock of the Company issued in connection with January 1996 bridge financing	(1)
4.9	Warrant for Purchase of Shares of Common Stock of the Company issued to Dillon Advertising dated July 31, 1997	(6)
4.10	Warrant for Purchase of Shares of Common Stock of the Company issued to Dillon Advertising dated August 31, 1997	(6)
4.11	Registration Rights Agreement Dated as of November 7, 1997 among the Company and certain Investors	(5)
4.12	Warrant for Purchase of Shares of Common Stock of the Company issued to TECHinspirations, Inc. (Cayman) dated July 29, 1999	(9)
10.1	1990 Stock Option Plan	(1)
10.2	1995 Amended and Restated Stock Incentive Plan	(1)
10.3	Settlement Agreement between the Company and John W. Mickowski, dated October 1, 1995	(1)
10.4	Form of Indemnification Agreement by and between the Company and the Officers and Directors of the Company	(1)
10.5	Termination Agreement dated December 31, 1997 between the Company and Richard A. Koontz	(6)
10.6	Credit and Security Agreement dated as of May 28, 1997 by and between Norwest Business Credit, Inc. and the Company	(4)
10.7	Credit and Security Agreement dated as of May 28, 1997 by and between Norwest Bank Minnesota, National Association and the Company	(4)
10.8	First Amendment dated as of November 24, 1997 to Credit and Security Agreement dated as of May 28, 1997 by and between Norwest Business Credit, Inc. and the Company	(7)
10.9	Nonrecourse Assignment dated as of June 8, 1998 by and between Norwest Business Credit Inc. and TECHinspirations, Inc.	(7)
10.10	Employment Proposal Agreement dated June 18, 1998 between the Company and Evros Psiloyenis	(7)
10.11	Settlement and Release Agreement between the Company and Robert A. Pitner effective May 18, 1999	(11)
10.12	Consulting Agreement between the Company and TECHinspirations, Inc. dated July 29, 1999	(9)
10.13	Conversion Agreement between the Company and TECHinspirations, Inc. dated July 29, 1999	(9)
10.14	Purchase Agreement between the Company and TECHinspirations, Inc. dated July 29, 1999	(9)
10.15	Acknowledgment and Amending Agreement between TECHinspirations, Inc., TECHinspirations, Inc., (Cayman) and the Company dated July 29, 1999	(9)
10.16	Lease Agreement between Liberty Property Limited Partnership and Nicollet Process Engineering, Inc. dated September 15, 1999	(11)
10.17	Lease Agreement between Campau Building Company LLC and Knowledgeware Solutions LLC dated May 7, 1999	(11)
10.18	Global Reseller Term Sheet between Amyyon Company and Amyyon Holding B.V.	(11)(12)
21.1	List of Subsidiaries	(11)
23.1	Consent of Ernst & Young LLP	(11)
27.1	Financial Data Schedule	(11)

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

(6)
Incorporated by reference for the Company's Annual Report on Form 10-KSB for the year ended August 31, 1997 (File No. 0-27928).

(7)
Incorporated by reference for the Company's Annual Report on Form 10-KSB for the year ended August 31, 1998 (File No. 0-27928).

(8)
Incorporated by reference to Amendment No. 2 for the Company's Annual Report on Form 10-KSB for the year ended August 31, 1998 (File No. 0-27928).

(9)
Incorporated by reference for the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 13, 1999 (File No. 0-27928).

(10)
Incorporated by reference for the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 24, 1999 (File No. 0-27928).

(11)
Filed herewith.

(12)
Portions of this exhibit have been omitted pursuant to a request for confidential treatment by the Commission. The omitted portions have been filed separately with the Commission.

QuickLinks

PART I
ITEM 1. DESCRIPTION OF BUSINESS.
ITEM 2. DESCRIPTION OF PROPERTY.
ITEM 3. LEGAL PROCEEDINGS.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY.

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

ITEM 7. FINANCIAL STATEMENTS
INDEX TO FINANCIAL STATEMENTS
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
ITEM 10. EXECUTIVE COMPENSATION.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

SIGNATURES

Financial Statements Nicollet Process Engineering, Inc. d/b/a XBOX Technologies, Inc. Years ended August 31, 1999 and 1998
Contents

Nature of Business
Revenue Recognition
Cash and Cash Equivalents
Inventories
Property and Equipment
Software Development Costs
Impairment of Long-Lived Assets
Use of Estimates
Net Loss per Share
Income Taxes
Stock-Based Compensation
Reclassification
Leases
License Agreement
Consulting Agreement—Related Party

Options
Pro Forma Disclosures
Warrants

Exhibit Index to Annual Report On Form 10-KSB For Fiscal Year Ended August 31, 1999