Form 10QSB
period 1999-11-30
NICOLLET PROCESS ENGINEERING INC
filed 2000-01-19
CIK 934520

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended November 30, 1999


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period From ____ to ____

                         Commission file number 0-27928

                       NICOLLET PROCESS ENGINEERING, INC.
        (Exact name of small business issuer as specified in its charter)

                  Minnesota                                41-1528120
----------------------------------------------  --------------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
             or organization)

                     2665 South Bayshore Drive, Suite PH2B
                              Coconut Grove, FL 33133
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (612) 339-7958
                           ---------------------------
                           (Issuer's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares of common stock, no par value, outstanding as of December 16, 1999 was 27,280,206.

Transitional Small Business Disclosure Format (Check One): YES [  ]  NO [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                       NICOLLET PROCESS ENGINEERING, INC.
                          D/B/A XBOX TECHNOLOGIES, INC.
                                 Balance Sheets
                November 30, 1999 (Unaudited) and August 31, 1999

                                                                           November 30,             August 31,
ASSETS                                                                         1999                    1999
------                                                                     ------------             ----------
                                                                            (Unaudited)               (Note)
Current Assets:
   Cash    .....................................................            $    431,856            $    200,048
   Net receivables......................................................         145,659                  88,923
   Notes receivable - related party.....................................       1,921,044                 651,709
   Inventories..........................................................         111,636                  93,674
   Prepaid expenses and other assets....................................          27,924                  19,354
                                                                            ------------            ------------
        Total current assets............................................       2,638,119               1,053,708
                                                                            ------------            ------------
Property and equipment:
   Computer equipment...................................................         789,787                 620,528
   Furnishings and equipment............................................         301,725                 172,856
   Leasehold improvements...............................................          80,825                  70,211
                                                                            ------------            ------------
                                                                               1,172,337                 863,595
   Less:  accumulated depreciation......................................        (689,001)               (626,681)
                                                                            ------------            ------------
        Total property and equipment                                            483,336                  236,914
                                                                            ------------            ------------
Other assets:
   Software development costs - net of amortization.....................          11,584                  19,096
      Other assets......................................................         158,818                   9,798
                                                                            ------------            ------------
        Total other assets.............................................          170,402                  28,894
                                                                            ------------            ------------
Total assets............................................................    $  3,291,857            $  1,319,516
                                                                            ============            ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable.....................................................         391,066                $288,217
   Accounts payable - related party.....................................           9,991                  59,450
   Accrued payroll liabilities..........................................         208,119                 272,086
   Other current liabilities............................................          74,199                  69,857
   Customer deposits....................................................          33,865                  12,615
   Current portion of capitalized lease obligation......................          14,943                   6,204
   Accrued consulting fees - related party..............................         550,000                 550,000
   Accrued interest.....................................................         304,883                 266,721
                                                                            ------------            ------------

Total current liabilities...............................................       1,587,066               1,525,150
Notes payable...........................................................       4,073,400               1,559,900
Capital lease obligation................................................          37,963                  11,821

Total liabilities.......................................................       5,698,429               3,096,871
                                                                            ------------            ------------

Stockholders' deficit:
   Common stock, no par value:
      Authorized shares -- 50,000,000; issued and outstanding shares
        27,296,206 at November 30, 1999 and
           26,412,861 at August 31, 1999...............................       12,539,167              12,102,883
   Accumulated deficit..................................................     (14,945,739)            (13,880,238)
                                                                            ------------            ------------
Total stockholders' deficit.............................................      (2,406,572)             (1,777,355)
                                                                            ------------            ------------
Total liabilities and stockholders' deficit.............................    $  3,291,857            $  1,319,516
                                                                            ============            ============

Note: The balance sheet as of August 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

                 See accompanying notes to financial statements.

                       NICOLLET PROCESS ENGINEERING, INC.
                          D/B/A XBOX TECHNOLOGIES, INC.
                            Statements of Operations
       For the Three Months Ended November 30, 1999 and November 30, 1998
                                   (Unaudited)

                                                                       Three Months Ended November 30
                                                                       -------------------------------
                                                                         1999                   1998
                                                                         ----                   ----
Revenues   ................................................        $    219,585             $  514,804
Cost of sales..............................................             135,497                398,072
                                                                   ------------             ----------

Gross profit...............................................              84,088                116,732

Operating expenses:
      Selling .............................................             386,702                263,735
      Research and development.............................              87,662                119,871
      General and administrative...........................             663,430                303,235
                                                                   ------------             ----------

        Total operating expenses...........................           1,137,794                686,841
                                                                   ------------             ----------

Operating loss.............................................          (1,053,706)              (570,109)
Interest expense...........................................             (12,605)               (44,749)
Interest and other income..................................                 811                      0
                                                                   ------------             ----------

Net loss   ................................................         $(1,065,500)             $(614,855)
                                                                   ------------             ----------

Net loss per share-basic and diluted.......................              $(0.04)                $(0.10)
                                                                   ------------             ----------

Weighted average number of
      shares outstanding ..................................          26,631,775              6,211,861
                                                                   ------------             ----------

                 See accompanying notes to financial statements.

                       NICOLLET PROCESS ENGINEERING, INC.
                          D/B/A XBOX TECHNOLOGIES, INC.
                            Statements of Cash Flows
       For the Three Months Ended November 30, 1999 and November 30, 1998
                                   (Unaudited)

                                                                              Three Months Ended November 30
                                                                              ------------------------------
                                                                               1999                    1998
                                                                               ----                    ----
OPERATING ACTIVITIES
Net loss   ............................................................       (1,065,500)            (614,855)
Adjustments to reconcile net loss to net cash flows
   used in operating activities:
        Depreciation/amortization......................................           64,152               76,572
        Compensation expense in connection with options ...............           55,938
        Accounts receivable............................................          (41,270)            (129,485)
        Inventories....................................................          (17,047)              85,029
        Prepaid expenses...............................................            9,516              (11,265)
        Accounts payable...............................................           73,972              (31,022)
        Accounts payable - related party...............................          (49,459)                   0
        Other current liabilities......................................          (17,786)             397,708
        Accrued liabilities............................................                0               34,707
        Accrued payroll liabilities....................................          (65,234)                   0
        Accrued interest...............................................           38,162                    0
        Customer deposits..............................................           21,250                    0
                                                                              ----------            ---------

        Net cash used in operating activities..........................         (993,306)            (192,610)
                                                                              ----------            ---------

INVESTING ACTIVITIES
Capital expenditures...................................................          (27,215)                   0
Loans to related party.................................................       (1,269,335)                   0
Cash acquired from acquisition ........................................           15,383
Other assets...........................................................                0              (14,219)
                                                                              ----------            ---------

Net cash used in investing activities..................................       (1,281,167)             (14,219)
                                                                              ----------            ---------

FINANCING ACTIVITIES
   Net proceeds from issuance of common stock..........................                0                1,250
   Proceeds from notes payable.........................................        2,513,500                    0
   Payments on notes payable...........................................                0               (1,316)
   Deferred lease obligation...........................................                0                 (426)
   Payments on capitalized lease obligation............................           (7,219)                  (0)
                                                                              ----------            ---------

Net cash provided (used) by financing activities.......................        2,506,281                 (492)

Net decrease in cash...................................................         $231,808            $(207,321)

Cash at beginning of period............................................          200,048              257,909

Cash at end of period..................................................         $431,856            $  50,588
                                                                              ==========            =========

SUPPLEMENTARY DISCLOSURE OF INTEREST AND TAXES PAID
Interest paid..........................................................               $0
Taxes paid ............................................................               $0
SUPPLEMENTARY DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Asset acquired through noncash acquisition.............................         $149,020

                             SEE ACCOMPANYING NOTES.

                       NICOLLET PROCESS ENGINEERING, INC.
                          D/B/A XBOX TECHNOLOGIES, INC.

                                   Form 10-QSB

                                November 30, 1999

                          Notes to Financial Statements

1.       PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements include the financial statements of Nicollet Process Engineering, Inc. d/b/a XBOX Technologies, Inc. and its wholly owned subsidiaries, FullMetrics, Inc. and Knowledgeware Solutions, Inc.. All significant intercompany transactions and accounts have been eliminated. These financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements have been omitted or condensed pursuant to such rules and regulations. The information furnished reflects, in the opinion of the management of the Company, all adjustments (of only a normally recurring nature) necessary to present a fair statement of the results for the interim periods presented. Operating results for the three month period ended November 30, 1999 is not necessarily indicative of the results that may be expected for the year ended August 31, 2000. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB dated August 31, 1999.

2.       NET LOSS PER SHARE

         Basic earnings per share is based on the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share for the Company are the same as basic earnings per share because the effect of options and warrants is anti-dilutive.

3.       STOCK OPTIONS

         During the three month period ended November 30, 1999, the Company issued an additional 326,288 stock options at an exercise price of $.85 and an expiration date November 12, 2009. These options vest on a quarterly basis over a five (5) year period at a rate of approximately 16,314 per quarter.

4.       ACQUISITIONS
         On November 12, 1999, the Company completed a merger with Knowledgeware Solutions, Inc. through the exchange of 704,345 shares of common stock of the Company in exchange for all of the outstanding shares of Knowledgeware Solutions, Inc. The merger was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the acquired assets based on their respective values.
         The operation and financial position of Knowledgeware Solutions, Inc. were accounted for in the Consolidated Financial Statements of the Company beginning in September 1999.

5. As discussed in Note 4, in the three month period ended November 30, 1999, the Company acquired 100% of the common stock of Knowledgeware Solutions, Inc. in exchange for 704,345 shares of common stock of the Company. This exchange resulted in the acquisition of $346,481 of assets and $130,538 of liabilities.

6.       SUBSEQUENT EVENTS

         The Company has signed a letter of intent with TechInspirations, Inc. (Cayman), a Cayman Island corporation ("TECH Cayman") which contemplates the purchase by the Company from TECH Cayman of 100% of the outstanding stock of Amyyon Company. The Company anticipates consummating this transaction in the near future. TECH Cayman is the largest shareholder of the Company and beneficially owns approximately 77.2% of the Company's common stock.

7.       YEAR 2000

         The Year 2000 ("Y2K") problem basically is a programming glitch for systems that were designed with 2-digits for month, day, and year. The problem specifically lies in the 2-digit year, whereby "00" would be recognized as year 1900 instead of year 2000. The result means significant miscalculations or possibly complete system failure. During the first two weeks of January 2000, the Company has not experienced any problems associated with Y2K. However, due to the uncertainties of how the Y2K may affect the Company's vendors or customers as the year progresses, we are unable to determine the effect, if any, on the Company's financial condition, or results of operations. The impact of the Year 2000 on future NPE revenue is difficult to discern but is a risk to be considered in evaluating future growth of the Company.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS.

         THIS FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS FORM 10-QSB THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, WORDS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED UNDER THE CAPTION "IMPORTANT FACTORS TO CONSIDER" CONTAINED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED AUGUST 31, 1999.




RESULTS OF OPERATIONS

         GENERAL

         The structure of the Company has materially changed since the completion of its fiscal year on August 31, 1999 due to the consummation of two separate transactions: the transfer of certain of the Company's operations to FullMetrics, Inc. and the acquisition of Knowledgeware Solutions, Inc. In addition, the Company is contemplating the acquisition of Amyyon Company from TECH Cayman, as discussed above. Management expects the accounting for the acquisition of Amyyon Company to result in an increase of approximately $2,800,000 to each of "Total Assets" and "Stockholders' Equity." Results of operations and cash flows with respect to Amyyon Company will be accounted for effective as of September 1, 1999.

         The following discussions with respect to analysis of the specific items of the Company's results of operations for the three months ended November 30, 1999 is limited the operations of the parent Company (Nicollet Process Engineering d/b/a XBOX Technologies, Inc.) and its two wholly owned subsidiaries Fullmetrics, Inc. and Knowledgeware Solutions, Inc. No analysis is included for the potential effects of the expected "Amyyon" acquisition because Amyyon is a new entrant to the market and its expected results are still uncertain.

         REVENUES

         Net revenues decreased 57 % to approximately $220,000 in three months ended November 30, 1999 compared to approximately $515,000 the three months ended November 30, 1998. This decrease is primarily the result of change in sales model, lower sales volume and product mix.

         GROSS MARGINS

         The gross margin was 38% of revenues in the three months ended November 30, 1999 compared to approximately 23% of revenues for three months ended November 30, 1998. This increase in gross margin as percent of sales is attributable primarily to an overall reduction in fixed costs of sales as well as a change in product mix. However, gross margin as an absolute dollar value for the three months ended November 30, 1999 decreased 28 % to approximately $84,000 compared to approximately $117,000 for the prior year. Its decrease as an absolute dollar value is due to the decrease in revenues.

         SALES AND MARKETING EXPENSE

         Sales and marketing expenses increased 47% to approximately $387,000 for the three months ended November 30, 1999 from approximately $264,000 for the three months ended November 30, 1998. The increase is primarily the result of an increase in sales headcount and its related increase in traveling and marketing expenses.

         RESEARCH AND DEVELOPMENT

         Research and development expenses decreased 27% from approximately $120,000 in the three months ended November 30, 1998 to $88,000 for the three months ended November 30, 1999. The overall decrease as an absolute dollar value is due to lower research and development payroll costs resulting from staff reductions and reduced research and development contract services.

         GENERAL AND ADMINISTRATIVE

         General and administrative expenses increased 119% to approximately $663,000 in the three months ended November 30, 1999 compared to approximately $303,000 for the three months ended November 30, 1998. The substantial increase in general and administrative expense is partially due to the Company's overall strategy to become a technology holding company, which resulted in Fullmetrics' paying TECH $25,000 in each month as a consulting fee for various administrative services. The increase is also partially attributable to the termination of employment of Robert Pitner, which resulted in Fullmetrics paying his salary for these three months in addition to the salary of the Mr. Psiloyenis, who had similar duties to those performed by Mr. Pitner.

         INTEREST EXPENSE

         Interest expense decreased to approximately $12,000 for the three months ended November 30, 1999 compared to approximately $45,000 for the three months ended November 30, 1998. This decrease in interest expense is primarily due to the conversion of FullMetrics' note payable to Techinspirations from debt to equity on 8/31/99.

         NET LOSS

         The net loss was approximately $1.1 million or $(.04) per share for the three months ended November 30, 1999 compared to a loss of approximately $615,000 and $(.10) per share for the three months ended November 30, 1998.
The decrease in Net Loss on a per share basis for the three months ended November 30, 1999 was due to the increase in the number of shares outstanding.

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

         The Company also maintained a revolving operating line of credit up to $4,000,000 with TECH Cayman bearing interest at the rate of 1% in excess of the prime rate. The revolving line of credit is secured by a security interest in the Company's assets. The outstanding balance and interest is due in full in November 2001. The outstanding balance and accrued interest as of November 30, 1999 was $4,073,400 and $304,814, respectively.

         Net cash used in operating activities was approximately $1 million and $200,000 for the three-month period ended November 30, 1999 and 1998, respectively. The cash was used primarily to fund the Company's operating losses. The Company also used cash of approximately $1.3 million and approximately $14,000 relating to investing activities for the three-month period ended November 30, 1999 and 1998, respectively. The net cash used in investing activities during the current period was primarily for loans to related parties. Net cash provided by financing activities for the period ended November 30, 1999 was approximately $2.5 million. The net cash provided by financing activities for the period ended November 30, 1999 was primarily the result of the Company utilizing its credit facilities.

     The Company anticipates capital expenditures of approximately $80,000 for Full Metrics through fiscal 2000 related to additional equipment for sales personnel and research and development facilities. The Company requires substantial additional financing to cover the cash needs for fiscal 2000 as a result of the Company's new business strategy and related ramp up or restructuring periods of its subsidiaries. To date, TECH Cayman has made advances to the Company in excess of $7 million (including advances that have been converted into shares of the Company's common stock) to cover Company operating losses. Management is currently finalizing its fiscal 2000 business strategies at the individual subsidiary levels, including the intended Amyyon acquisition, in order to determine and subsequently pursue options to finance cash needs. TECH Cayman has no obligation to continue making advances to the Company, and there can be no assurance that TECH Cayman will continue to do so. Further, there can be no assurance that the Company will be able to raise additional debt or equity capital.

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


IMPACT OF YEAR 2000

         Recognizing the impact on all companies using computers of the Year 2000, the Company made extensive efforts to become year 2000 compliant.As of the date the filing of this report, the Company has not experienced any problems arising from Year 2000. The Company will continue to monitor its internal systems as well as its significant suppliers and customers as the year progresses and other critical dates (such as February 29) approach.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         There are no material pending legal, governmental, administrative or other proceedings to which the Company is a party or of which any of its property is the subject.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         The Company is currently in default of the minimum book net worth covenant under the Credit Facilities and has borrowed funds in excess of the borrowing base limitations imposed by the Credit Facilities. The Company is continuously working with TECHINSPIRATIONS to resolve these defaults.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibit 27.1  Financial Data Schedule.

         (b) The Company filed a form 8-K on November 30, 1999, reporting the acquisition of Knowledgeware Solutions, Inc.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NICOLLET PROCESS ENGINEERING, INC.

                                       D/B/A XBOX TECHNOLOGIES, INC.

Dated:  January 19, 2000               By:  /s/ Evros Psiloyenis
                                           --------------------------------
                                           Evros Psiloyenis
                                           President
                                           (principal executive officer)


                                       By:  /s/ Frank Van Luttikhuizen
                                           --------------------------------
                                           Frank Van Luttikhuizen
                                           Chief Financial Officer
                                           (principal accounting officer)

                       NICOLLET PROCESS ENGINEERING, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                     FISCAL QUARTER ENDED November 30, 1999

                                  EXHIBIT INDEX

Exhibit No.                                 Description                                  Location
-----------                                 -----------                                  --------
    27.1    Financial Data Schedule............................................        Filed herewith
                                                                                       electronically