Form 10QSB
period 2000-02-29
NICOLLET PROCESS ENGINEERING INC
filed 2000-04-19
CIK 934520

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended February 29, 2000


[x] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From ________ to ________

                         Commission file number 0-27928


                       NICOLLET PROCESS ENGINEERING, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Minnesota                                      41-1528120
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                           2665 S. Bayshore Dr., PH 2B
                              Miami, Florida 33133
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (305) 913-3300
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares of common stock, no par value, outstanding as of April 17, 2000 was 27,296,706

Transitional Small Business Disclosure Format (Check One): YES [ ] NO [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             XBOX TECHNOLOGIES, INC.
                    F/k/a Nicollet Process Engineering, Inc.
                                 Balance Sheets
                February 29, 2000 (Unaudited) and August 31, 1999


                                                                                   February 29,         August 31,
                                                                                       2000               1999
                                                                                   ------------       ------------
                                                                                    (Unaudited)          (Note)
ASSETS
Current Assets:
   Cash ......................................................................      $    330,379       $    200,048
   Net receivables ...........................................................           193,981             88,923
   Notes receivable - related party ..........................................         3,305,898            651,709
   Inventories ...............................................................            49,921             93,674
   Prepaid expenses and other assets .........................................            24,710             19,354
                                                                                    ------------       ------------
        Total current assets .................................................         3,904,889          1,053,708
                                                                                    ------------       ------------
Property and equipment:
   Computer equipment ........................................................           826,339            620,528
   Furnishings and equipment .................................................           310,150            172,856
   Leasehold improvements ....................................................            80,825             70,211
                                                                                    ------------       ------------
                                                                                       1,217,314            863,595
   Less:  accumulated depreciation ...........................................          (731,799)          (626,681)
                                                                                    ------------       ------------
        Total property and equipment .........................................           485,515            236,914
                                                                                    ------------       ------------
Other assets:
   Software development costs - net of amortization ..........................            28,276             19,096
      Other assets ...........................................................           159,513              9,798
                                                                                    ------------       ------------
        Total other assets ...................................................           187,789             28,894
                                                                                    ------------       ------------
Total assets .................................................................      $  4,578,193       $  1,319,516
                                                                                    ============       ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable ..........................................................      $    212,477       $    288,217
   Accounts payable - related party ..........................................             7,717             59,450
   Accrued payroll liabilities ...............................................           137,272            272,086
   Other current liabilities .................................................            65,445             69,857
   Customer deposits .........................................................            16,666             12,615
   Current portion of capitalized lease obligation ...........................            15,471              6,204
   Accrued consulting fees - related party ...................................           425,000            550,000
   Accrued interest ..........................................................           426,210            266,721
                                                                                    ------------       ------------

Total current liabilities ....................................................         1,306,258          1,525,150
Notes payable ................................................................         6,895,400          1,559,900
Capital lease obligation .....................................................            31,785             11,821

Total liabilities ............................................................         8,233,443          3,096,871
                                                                                    ------------       ------------
Stockholders' deficit:
   Common stock, no par value:
      Authorized shares -- 50,000,000; issued and outstanding shares
        27,296,706 at November 30, 1999 and 26,412,861 at August 31, 1999 ....        12,544,061         12,102,883
   Accumulated deficit .......................................................       (16,199,311)       (13,880,238)
                                                                                    ------------       ------------
Total stockholders' deficit ..................................................        (3,655,250)        (1,777,355)
                                                                                    ------------       ------------
Total liabilities and stockholders' deficit ..................................      $  4,578,193       $  1,319,516
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

                             XBOX TECHNOLOGIES, INC.
                    F/k/a Nicollet Process Engineering, Inc.


                            Statements of Operations
                    For the Three Months and Six Months Ended
                    February 29, 2000 and February 28, 1999
                                   (Unaudited)


                                                   Three Months Ended                    Six Months Ended
                                          --------------------------------       --------------------------------
                                          Feb. 29, 2000      Feb. 28, 1999       Feb. 29, 2000      Feb. 28, 1999
                                          -------------      -------------       ------------       -------------
Net sales ...........................      $    131,974       $    262,434       $    351,559       $    777,238
Cost of sales .......................            20,328            262,116            155,825            660,188
                                           ------------       ------------       ------------       ------------
Gross margin ........................           111,646                318            195,734            117,050

Operating expenses:
      Selling expenses ..............           394,842            299,960            781,544            563,695
      Research and development
       expenses .....................            35,374             97,924            123,036            217,795
      General and administrative
       expenses .....................           871,419            260,316          1,534,849            563,551
                                           ------------       ------------       ------------       ------------
        Total operating expenses ....         1,301,635            658,200          2,439,429          1,345,041
                                           ------------       ------------       ------------       ------------

Operating loss ......................        (1,189,989)          (657,882)        (2,243,695)        (1,227,991)
Other income/(expenses)
      Interest expense ..............           (65,809)           (55,116)           (78,414)           (99,865)
      Interest income ...............             2,225                                 3,036
                                           ------------                          ------------
        Total other
         income/(expenses) ..........           (63,584)           (55,116)           (75,378)           (99,865)
                                           ------------       ------------       ------------       ------------

Net loss ............................      $ (1,253,573)      $   (712,998)      $ (2,319,073)      $ (1,327,856)
                                           ------------       ------------       ------------       ------------

Net loss per share ..................      $      (0.05)      $      (0.11)      $      (0.08)      $      (0.21)
                                           ------------       ------------       ------------       ------------

Weighted average number of
      shares outstanding ............        27,296,706          6,237,384         27,296,706          6,237,384
                                           ------------       ------------       ------------       ------------



                 See accompanying notes to financial statements.

                             XBOX TECHNOLOGIES, INC.
                    F/k/a Nicollet Process Engineering, Inc.

                            Statements of Cash Flows
        For the Six Months Ended February 29, 2000 and February 28, 1999
                                   (Unaudited)

                                                                                        SIX MONTHS ENDED
                                                                                --------------------------------
                                                                                Feb. 29, 2000      Feb. 28, 1999
                                                                                -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..................................................................       (2,319,073)       (1,327,856)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation/amortization ...........................................           87,854           150,443
        Accounts receivable ...............................................          (89,592)          (89,734)
      Inventories .........................................................           44,668           110,994
        Prepaid expenses ..................................................           12,730           (96,774)
      Accounts payable ....................................................         (156,348)         (111,982)
      Other current liabilitie..s .........................................          (22,578)        1,111,206
        Accrued liabilities ...............................................         (106,769)          109,419
                                                                                 -----------       -----------

Net cash used in operating activities .....................................       (2,549,108)         (144,284)
                                                                                 -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures ......................................................          (67,609)          (38,750)
Other assets ..............................................................           (2,875)                0
Loans to related party ....................................................       (2,654,189)                0
Cash acquired from acquisitions ...........................................           15,383                 0
Capital-in-process ........................................................                0           (42,102)
                                                                                 -----------       -----------

Net cash used in investing activities .....................................       (2,709,290)          (80,852)

CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Proceeds from:
   Common stock ...........................................................           60,832            16,625
   Notes payable ..........................................................        5,335,500            11,167
   Deferred lease obligation ..............................................                0              (425)
   Capitalized lease obligation ...........................................           (7,603)                0
                                                                                 -----------       -----------

Net cash (used in)/from financing activities ..............................        5,388,729            27,367

Net increase in cash ......................................................          130,331       $  (197,769)

Cash at beginning of period ...............................................          200,048           257,909

Cash at end of period .....................................................      $   330,379       $    60,140
                                                                                 ===========       ===========

SUPPLEMENTARY DISCLOSURE OF INTEREST AND TAXES PAID
Interest paid .............................................................      $         0
Taxes paid ................................................................      $         0
SUPPLEMENTARY DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Asset acquired through noncash acquisition ................................      $   149,020


                             See accompanying notes.

                             XBOX TECHNOLOGIES, INC.
                    F/k/a Nicollet Process Engineering, Inc.

                                   Form 10-QSB

                                February 29, 2000

                          Notes to Financial Statements

1.       PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements include the financial statements of XBOX Technologies, Inc. f/k/a Nicollet Process Engineering, Inc. and its wholly owned subsidiaries, FullMetrics, Inc. and Knowledgeware Solutions, Inc. All significant intercompany transactions and accounts have been eliminated. These financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements have been omitted or condensed pursuant to such rules and regulations. The information furnished reflects, in the opinion of the management of the Company, all adjustments (of only a normally recurring nature) necessary to present a fair statement of the results for the interim periods presented. Operating results for the six month period ended February 29, 2000 is not necessarily indicative of the results that may be expected for the year ended August 31, 2000. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB dated August 31, 1999.

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

4.       SUBSEQUENT EVENTS

         The Company anticipates the purchase of 100% of the outstanding stock of Amyyon Company. The Company has signed a letter of intent with TechInspirations, Inc. (Cayman), a Cayman Island corporation ("TECH Cayman"). TECH Cayman is the largest shareholder of the Company and beneficially owns approximately 77.2% of the Company's common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

         THIS FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS FORM 10-QSB THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, WORDS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED UNDER THE CAPTION "IMPORTANT FACTORS TO CONSIDER" CONTAINED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB, AS AMENDED, FOR THE FISCAL YEAR ENDED AUGUST 31, 1999.

RESULTS OF OPERATIONS

          GENERAL

         The structure of the Company has materially changed since the completion of its fiscal year on August 31, 1999 due to the consummation of two separate transactions, formation of FullMetrics, Inc. and the acquisition of Knowledgeware Solutions, Inc. and the contemplation of a third, the acquisition of Amyyon Company. Management expects the accounting for the acquisition of Ammyon Company to result in an increase of approximately $2,800,000 to each of "Total Assets" and "Stockholders' Equity." Results of operations and cash flows will be accounted for effective as of September 1, 1999.

         The following discussions with respect to analysis of the specific items of the Company's results of operations for the six months ended February 29, 2000 is limited the operations of the parent Company ( XBOX Technologies, Inc. f/k/a Nicollet Process Engineering) and its two wholly owned subsidiaries Fullmetrics, Inc. and Knowledgeware Solutions, Inc. No analysis is included for the potential effects of the expected "Amyyon" acquisition because Amyyon is a new entrant to the market and its expected results are still uncertain.

         REVENUES

         Net revenues decreased 55% to approximately $351,559 the six months ended February 29, 2000 compared to approximately $777,238 the six months ended February 28, 1999. This decrease is primarily the result of change in sales model and product mix.

         GROSS MARGINS

         The gross margin was 56% of revenues in the six months ended February 29, 2000 compared to approximately 15% of revenues the six months ended February 28, 1999. This increase in gross margin as percent of sales is attributable primarily to an overall reduction in fixed costs of sales. However, gross margin as an absolute dollar value for the six months ended February 29, 2000 increased 67% to approximately $195,700 compared to approximately $117,000 for the prior year. Its increase as an absolute dollar value is due to the addition of a favorable gross profit from Knowledgeware Solutions and an improved FullMetrics gross profit as compared to the prior year.

         SALES AND MARKETING EXPENSE

         Sales and marketing expenses increased 39% to approximately $781,544 for the six months ended February 29, 2000 from approximately $563,695 the six months ended February 28, 1999. The increase is primarily the result of an increase in sales headcount and its related increase in traveling and marketing expenses.

         RESEARCH AND DEVELOPMENT

         Research and development expenses decreased 44% from approximately $123,000 in the six months ended February 29, 2000 to $217,995 for the six months ended February 28, 1999. The overall decrease as an absolute dollar value is due to lower research and development payroll costs resulting from staff reductions and reduced research and development contract services.

         GENERAL AND ADMINISTRATIVE

         General and administrative expenses increased 172% to approximately $1,535,000 in the six months ended February 29, 2000 compared to approximately $564,000 for the six months ended February 28, 1999. The substantial increase in general and administrative expense is partially due to the Company's overall strategy to become a technology holding company, which resulted in both Fullmetrics' and Knowledgeware incurring a $25,000 consulting fee each month for various administrative services.

         INTEREST EXPENSE

         Interest expense decreased to approximately $78,000 for the six months ended February 29, 2000 compared to approximately $100,000 for the six months ended February 28, 1999. This decrease in interest expense is primarily due to the conversion of Full Metrics' note payable to Techinspirations from debt to equity on 8/31/99.

         NET LOSS

         The net loss was approximately $2.32 million or $(.08) per share for the six months ended February 29, 2000 compared to a loss of approximately $1.33 million and $(.21) per share for the six months ended February 28, 1999.

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


         Net cash used in operating activities was approximately $2.55 million for the six months ended February 29, 2000. The cash was used primarily to fund the Company's operating losses. The Company also used cash of approximately $2.7 million relating to investing activities for the six month period ended February 29, 2000. The net cash used in investing activities during the current period was primarily for loans to related parties. Net cash provided by financing activities for the period ended February 29, 2000 was approximately $5.39 million. The net cash provided by financing activities for the period ended February 29, 2000 was primarily the result of the Company utilizing its credit facilities.

         The Company requires substantial additional financing to cover the cash needs for fiscal 2000 as a result of the Company's new business strategy and related ramp up or restructuring periods of its subsidiaries. To date, TECH Cayman has made advances to the Company in excess of $9.5 million (including advances that have been converted into shares of the Company's common stock) to cover Company operating losses. Management is currently finalizing its fiscal 2000 business strategies at the individual subsidiary levels, including the intended Amyyon acquisition, in order to determine and subsequently pursue options to finance cash needs. TECH Cayman has no obligation to continue making advances to the Company, and there can be no assurance that TECH Cayman will continue to do so. Further, there can be no assurance that the Company will be able to raise additional debt or equity capital.

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


IMPACT OF YEAR 2000

               YEAR 2000 SYSTEMS COSTS

                  The Company utilizes software and related technologies throughout its business that will be affected by the date change in the year 2000. Anticipated costs for system modifications will be expensed as incurred and are not expected to have a material impact on the Company's results of operations. However, the Company cannot measure the impact that the Year 2000 issue will have on its vendors, suppliers, customers and other parties with whom it conducts business.

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

         (b) A Form 8-K was filed during the fiscal quarter ended November 30, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    XBOX TECHNOLGIES, INC.

                                    F/K/A NICOLLET PROCESS ENGINEERING, INC.

Dated:  April 19, 2000              By: /s/ Evros Psiloyenis
                                       -----------------------------------------
                                       Evros Psiloyenis
                                       President
                                       (principal executive officer)


                                    By: /s/ Frank Van Luttikhuizen
                                       -----------------------------------------
                                       Frank Van Luttikhuizen
                                       Chief Financial Officer
                                       (principal accounting officer)

        XBOX TECHNOLOGIES, INC. f/k/a NICOLLET PROCESS ENGINEERING, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
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
