Form 10QSB
period 2000-05-31
XBOX TECHNOLOGIES INC
filed 2000-07-24
CIK 934520

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended May 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period From ____ to ____

                         Commission file number 0-27928

                             XBOX TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              DELAWARE                                    41-1528120
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                           2665 S. Bayshore Dr., PH 2B
                              Miami, Florida 33133
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (305) 913-3300
                    ----------------------------------------
                           (Issuer's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares of common stock, $.10 par value, outstanding as of July 19, 2000 was 27,596,755.

Transitional Small Business Disclosure Format (Check One): YES [ ]  NO [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             XBOX TECHNOLOGIES, INC.
                    F/k/a Nicollet Process Engineering, Inc.

                                 Balance Sheets
                  May 31, 2000 (Unaudited) and August 31, 1999

                                                                               May 31,               August 31,
                                                                                 2000                   1999
                                                                             -----------              --------
                                                                             (Unaudited)                (Note)
ASSETS

Current Assets:
   Cash    .............................................................     $   175,593             $   200,048
   Net receivables......................................................         422,233                  88,923
   Notes receivable - related party.....................................       4,162,826                 651,709
   Inventories..........................................................          52,439                  93,674
   Prepaid expenses and other assets....................................          75,108                  19,354
                                                                              ----------              ----------
        Total current assets............................................       4,888,199               1,053,708
                                                                              ----------              ----------
Property and equipment:
   Computer equipment...................................................         837,706                 620,528
   Furnishings and equipment............................................         374,737                 172,856
   Leasehold improvements...............................................          83,678                  70,211
                                                                              ----------              ----------
                                                                               1,296,121                 863,595
   Less:  accumulated depreciation......................................        (756,597)               (626,681)
                                                                              ----------              ----------
        Total property and equipment                                             539,524                 236,914
                                                                              ----------              ----------
Other assets:
   Software development costs - net of amortization.....................         327,849                  19,096
   Other assets.........................................................         205,234                   9,798
                                                                              ----------              ----------
        Total other assets.............................................          533,083                  28,894
                                                                              ----------              ----------
Total assets............................................................     $ 5,960,806             $ 1,319,516
                                                                              ==========              ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable.....................................................         342,229                $288,217
   Accounts payable - related party.....................................               0                  59,450
   Accrued payroll liabilities..........................................         168,277                 272,086
   Other current liabilities............................................          78,667                  69,857
   Customer deposits....................................................          16,666                  12,615
   Current portion of capitalized lease obligation......................          15,930                   6,204
   Accrued consulting fees - related party..............................         525,000                 550,000
   Accrued interest.....................................................         616,766                 266,721
                                                                              ----------              ----------
Total current liabilities...............................................       1,763,535               1,525,150

Notes payable...........................................................       9,397,300               1,559,900
Capital lease obligation................................................          24,025                  11,821
Other non-current liabilities...........................................          50,874                       0

Total liabilities.......................................................      11,235,734               3,096,871
                                                                              ----------              ----------

Stockholders' deficit:
   Common stock, no par value:
      Authorized shares -- 50,000,000; issued and outstanding shares
        27,596,755 at May 31, 2000 and 26,412,861 at August 31, 1999......    12,633,221              12,102,883
   Accumulated deficit..................................................     (17,908,149)            (13,880,238)
                                                                              ----------              ----------
Total stockholders' deficit.............................................      (5,274,928)             (1,777,355)
                                                                              ----------              ----------
Total liabilities and stockholders' deficit.............................     $ 5,960,806             $ 1,319,516
                                                                              ==========              ==========






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

                             XBOX TECHNOLOGIES, INC.
                    F/k/a Nicollet Process Engineering, Inc.

                            Statements of Operations
    For the Three Months and Nine Months Ended May 31, 2000 and May 31, 1999
                                   (Unaudited)



                                              THREE MONTHS ENDED                      NINE MONTHS ENDED
                                       -------------------------------        --------------------------------
                                       MAY 31, 2000       MAY 31, 1999        MAY 31, 2000        MAY 31, 1999
                                       ------------       ------------        ------------        ------------
Net sales ......................      $    248,848       $    508,960       $    595,822       $  1,286,197
Cost of sales ..................            73,138            331,016            228,962            991,203
                                      ------------       ------------       ------------       ------------
Gross margin ...................           175,710            177,944            366,860            294,994

Operating expenses:
      Selling expenses .........           791,502            363,178          1,573,046            926,870
      Research and development
       expenses ................            27,249             98,894            150,285            316,689
      General and administrative
       expenses ................           949,147            240,150          2,483,996            804,338
                                      ------------       ------------       ------------       ------------
        Total operating expenses         1,767,898            702,222          4,207,327          2,047,897
                                      ------------       ------------       ------------       ------------
Operating loss .................        (1,592,188)          (524,278)        (3,840,467)        (1,752,903)
Other income/(expenses)
      Interest expense .........          (143,392)           (73,554)          (198,223)          (179,163)
      Interest income ..........             7,745                  0             10,781              5,744
                                      ------------       ------------       ------------       ------------
        Total other
         income/(expenses) .....          (135,647)           (73,554)          (187,442)          (173,419)
                                      ------------       ------------       ------------       ------------
Net loss .......................      $ (1,727,835)      $   (597,832)      $ (4,027,909)      $ (1,926,322)
                                      ------------       ------------       ------------       ------------
Net loss per share .............      $      (0.06)      $      (0.13)      $      (0.15)      $      (0.43)
                                      ------------       ------------       ------------       ------------
Weighted average number of
      shares outstanding .......        27,413,234          4,456,816         27,093,582          4,456,816
                                      ------------       ------------       ------------       ------------












                 See accompanying notes to financial statements.

                             XBOX TECHNOLOGIES, INC.
                    F/k/a Nicollet Process Engineering, Inc.

                            Statements of Cash Flows
             For the Six Months Ended May 31, 2000 and May 31, 1999
                                   (Unaudited)

                                                                                   NINE MONTHS ENDED
                                                                            --------------------------------
                                                                            MAY 31, 2000        MAY 31, 1999
                                                                            ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .............................................................      $(4,027,910)      $(1,926,322)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation/amortization ......................................          129,916           226,467
      Accounts receivable ............................................         (333,310)          (26,317)
      Inventories ....................................................           41,235           171,754
      Prepaid expenses ...............................................          (55,754)         (178,413)
      Accounts payable ...............................................           54,012            28,781
      Customer deposits ..............................................            4,051                 0
      Other current liabilities ......................................            8,810          (124,964)
      Accrued liabilities ............................................          221,236           203,894
      Other non-accrued liabilities ..................................           50,874                 0
                                                                            -----------       -----------
Net cash used in operating activities ................................       (3,906,840)       (1,625,120)
                                                                            -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures .................................................         (317,376)          (81,371)
Other assets .........................................................         (195,436)                0
Loans to related party ...............................................       (3,511,117)                0
Cash acquired from acquisitions ......................................           15,383                 0
                                                                            -----------       -----------
Net cash used in investing activities ................................       (4,008,546)          (81,371)

CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES
Proceeds from:
   Common stock ......................................................           60,832            16,625
   Notes payable .....................................................        7,837,400         1,478,679
   Payments on notes payable .........................................                0            (3,839)
   Capitalized lease obligation ......................................           (7,301)                0
                                                                            -----------       -----------
Net cash (used in)/from financing activities .........................        7,890,931         1,491,465

Net decrease in cash .................................................          (24,455)      $  (215,026)

Cash at beginning of period ..........................................          200,048           257,910

Cash at end of period ................................................      $   175,593       $    42,884
                                                                            ===========       ===========

   SUPPLEMENTARY DISCLOSURE OF INTEREST AND TAXES PAID

Interest paid ........................................................      $         0
Taxes paid ...........................................................      $         0
SUPPLEMENTARY DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Asset acquired through noncash acquisition ...........................      $   149,020


                 See accompanying notes to financial statements.

                             XBOX TECHNOLOGIES, INC.
                    F/k/a Nicollet Process Engineering, Inc.

                                   Form 10-QSB

                                  May 31, 2000

                          Notes to Financial Statements

1.       PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements include the financial statements of XBOX Technologies, Inc. f/k/a Nicollet Process Engineering, Inc. and its wholly owned subsidiaries, FullMetrics, Inc. and Knowledgeware Solutions, Inc. All significant intercompany transactions and accounts have been eliminated. These financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements have been omitted or condensed pursuant to such rules and regulations. The information furnished reflects, in the opinion of the management of the Company, all adjustments (of only a normally recurring nature) necessary to present a fair statement of the results for the interim periods presented. Operating results for the nine months period ended May 31, 2000 is not necessarily indicative of the results that may be expected for the year ended August 31, 2000. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB dated August 31, 1999.

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

RESULTS OF OPERATIONS

         GENERAL

         The structure of the Company has materially changed since the completion of its fiscal year on August 31, 1999 due to the acquisition of Knowledgeware Solutions, Inc. and the transfer of certain of the Company's operations to FullMetrics, Inc. in connection with the Company's transformation into a holding company of various software businesses. The Company intends to continue to pursue this strategy for the forseeable future.

         The following discussions with respect to analysis of the specific items of the Company's results of operations for the nine months ended May 31, 2000 is limited to the operations of the parent Company (XBOX Technologies, Inc. f/k/a Nicollet Process Engineering) and its two wholly owned subsidiaries Fullmetrics, Inc. and Knowledgeware Solutions, Inc.

         REVENUES

         Net revenues decreased 54 % to approximately $595,822 for the nine months ended May 31, 2000 compared to approximately $1,286,197 for the nine months ended May 31, 1999. This decrease is primarily the result of change in sales model and product mix and lower sales volume.

         GROSS MARGINS

         The gross margin was 62% of revenues for the nine months ended May 31, 2000 compared to approximately 23% of revenues for the nine months ended May 31, 1999. This increase in gross margin as a percent of sales is attributable primarily to an overall reduction in fixed costs of sales. Gross margin as an absolute dollar value for the nine months ended May 31, 2000 increased 24% to approximately $366,800 compared to approximately $295,000 for the prior year. Its increase as an absolute dollar value is due to the addition of a favorable gross profit from Knowledgeware Solutions and an improved FullMetrics' gross profit as compared to the prior year.

         SALES AND MARKETING EXPENSE

         Sales and marketing expenses increased 70% to approximately $1,573,046 for the nine months ended May 31, 2000 from approximately $926,870 for the nine months ended May 31, 1999. The increase is primarily the result of the additional sales and marketing expenses incurred by the Company's newly acquired entity, Knowledgeware Solutions, Inc.

         RESEARCH AND DEVELOPMENT

         Research and development expenses decreased 47% to approximately $150,285 for the nine months ended May 31, 2000 from $316,689 for the nine months ended May 31, 1999. The overall decrease as an absolute dollar value is due to lower research and development payroll costs resulting from staff reductions and reduced research and development contract services.

         GENERAL AND ADMINISTRATIVE

         General and administrative expenses increased 209% to approximately $2,483,996 in the nine months ended May 31, 2000 compared to approximately $804,338 for the nine months ended May 31, 1999. The substantial increase in general and administrative expense is partially due to the Company's overall strategy to become a technology holding company, which has resulted in the Company paying TECHinspirations, Inc. ("TECH") $25,000 each month as a consulting fee for various administrative services. TECHinspirations, Inc. is a wholly owned subsidiary of TechInspirations, Inc. (Cayman), a Cayman Island corporation ("TECH Cayman") which beneficially owns approximately 77.2% of the Company's common stock.

         INTEREST EXPENSE

         Interest expense increased to approximately $198,223 for the nine months ended May 31, 2000 compared to approximately $179,163 for the nine months ended May 31, 1999. The increase is the result of the Company's additional borrowings from TECH through May 31, 2000.

         NET LOSS

         The net loss was approximately $4 million or $(.15) per share for the nine months ended May 31, 2000 compared to a loss of approximately $1.93 million and $(.43) per share for the nine months ended May 31, 1999. The decrease in Net Loss on a per share basis for the nine months ended May 31, 2000 was due to the increase in the number of shares outstanding.

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

         The Company also maintained a revolving operating line of credit up to $4,000,000 with TECH Cayman bearing interest at the rate of 1% in excess of the prime rate (the "Credit Facilities"). The revolving line of credit is secured by a security interest in the Company's assets. The outstanding balance and interest is due in full in November 2001. The outstanding balance and accrued interest as of May 31, 2000 was $9,397,300 and $616,766, respectively.

         In August 1995, the Company acquired its existing Windows(TM) based die casting software from a third party. The total purchase price for the software of $300,000 was payable in varying monthly installments through May 1999. Because the agreement was non-interest-bearing, the Company estimated a discount on the debt of approximately $40,000, which was amortized to interest expense ratably over the period of the agreement.

         Net cash used in operating activities was approximately $3.9 million for the nine months ended May 31, 2000. The cash was used primarily to fund the Company's operating losses. The Company also used cash of approximately $4.0 million relating to investing activities for the nine month period ended May 31, 2000. The net cash used in investing activities during the current period was primarily for loans to related parties. Net cash provided by financing activities for the period ended May 31, 2000 was approximately $7.9 million. The net cash provided by financing activities for the period ended May 31, 2000 was primarily the result of the Company utilizing the Credit Facilities.

         The Company requires substantial additional financing to cover the cash needs for fiscal 2000 as a result of the Company's new business strategy and related ramp up or restructuring periods of its subsidiaries. To date, TECH Cayman has made advances to the Company in excess of $12 million (including advances that have been converted into shares of the Company's common stock) to cover Company operating losses. Management is currently finalizing its fiscal 2000 business strategies at the individual subsidiary levels in order to determine and subsequently pursue options to finance cash needs. TECH Cayman has no obligation to continue making advances to the Company, and there can be no assurance that TECH Cayman will continue to do so. Further, there can be no assurance that the Company will be able to raise additional debt or equity capital.

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

IMPACT OF YEAR 2000

         Recognizing the impact on all companies using computers of the Year 2000, the Company made extensive efforts to become year 2000 compliant. As of the date the filing of this report, the Company has not experienced any problems arising from Year 2000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         On June 21, 2000 the Company changed its state of incorporation from Delaware to Minnesota by virtue of a merger between Nicollet Processing Engineering, Inc. with and into its wholly owned subsidiary, XBOX Technologies, Inc., with XBOX Technologies, Inc. the surviving corporation. The merger was previously approved by the Company's shareholders at the Annual Meeting of Shareholders held on January 28, 2000. As a result of this merger, the official name of the Company is now "XBOX Technologies, Inc." and the Company is a Delaware corporation. The Company does not anticipate the merger will have any affect on its business.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibit 27.1      Financial Data Schedule.

         (b) No Form 8-Ks were filed during the fiscal quarter ended May 31, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               XBOX TECHNOLGIES, INC.

                               F/K/A NICOLLET PROCESS ENGINEERING, INC.

Dated:  July 20, 2000          By: /s/ RICHARD CASCIO
                                 --------------------------------------
                                        Richard Cascio
                                        Interim Chief Executive Officer
                                        (principal executive officer)

                               By: /s/ FRANK VAN LUTTIKUIZEN
                                 --------------------------------------
                                        Frank Van Luttikhuizen
                                        Interim Chief Financial Officer
                                        (principal accounting officer)