Form 10KSB
period 2000-08-31
XBOX TECHNOLOGIES INC
filed 2001-01-18
CIK 934520

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended August 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from              to                 .
                                      ------------    --------------

                          COMMISSION FILE NO.: 0-27928

                              --------------------

                             XBOX TECHNOLOGIES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           DELAWARE                                          41-1528120
-------------------------------                         --------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                          Identification No.)

         2665 SOUTH BAYSHORE DRIVE
                SUITE PH2B
             COCONUT GROVE, FL                                    33133
 ----------------------------------------                      ----------
 (Address of principal executive offices)                      (Zip Code)

                    Issuer's telephone number: (305) 913-3300

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.10 PER SHARE

                              --------------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the fiscal year ended August 31, 2000 were $879,158

         As of November 6, 2000, 27,596,755 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant (based upon the average of the closing bid and asked prices of the Common Stock at that date as reported by the OTC Bulletin Board), excluding outstanding shares beneficially owned by director, executive officers and 10% shareholders, was approximately $1,899,189.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.


    Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

================================================================================

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

         XBOX Technologies, Inc. ("XBOX" or the "Company") is a technology holding company and is pursuing a strategy to acquire various companies in the software industry. The Company was formerly named Nicollet Process Engineering, Inc. and changed its name to "XBOX Technologies, Inc." in June 2000 when the Company changed its state of incorporation from Minnesota to Delaware pursuant to a proposal adopted by its shareholders at its January 28, 2000 annual meeting.

         XBOX currently has one operating subsidiary, Knowledge Mechanics Inc., formerly Knowledgeware Solutions Inc. ("Knowledge Mechanics"). XBOX acquired Knowledge Mechanics on November 12, 1999. Knowledge Mechanics develops technology-based solutions that take a software company's existing information, convert this information into knowledge components and then arrange the components in a manner that will help inform customers, partners, and staff.

         XBOX has one other wholly owned subsidiary, FullMetrics Inc. As previously announced, FullMetrics, which engaged in the business of providing software solutions for companies in the plastics and die casting industries, ceased most of its operations in August 2000, although it continues to support existing customers. The Company currently is engaged in discussions with interested third parties regarding the sale by the Company of some or all of the FullMetrics' assets.

         As previously announced, the Company will not acquire the outstanding stock of Amyyon Company, a Michigan corporation, from TECHinspirations, Inc. (Cayman), a Cayman Island corporation and the largest stockholder of the Company ("TECH Cayman"). The Company and TECH Cayman entered into a letter of intent on June 17, 1999 pursuant to which the Company was to acquire from TECH Cayman all of the issued and outstanding shares and rights to shares in the capital stock of Amyyon in exchange for which the Company would issue to TECH Cayman $2,800,000 in preferred stock. Pursuant to the letter of intent, the Company was to advance Amyyon sufficient funding to allow Amyyon to pursue its marketing plan during the period between the signing of the letter of intent and the consummation of the transactions contemplated by the letter of intent. As of August 31, 2000, the Company had advanced to Amyyon a total of $3,981,979 in furtherance of its obligations under the letter of intent.

         Amyyon's performance after the execution of the letter of intent did not meet the expectations of either the Company or TECH Cayman and Amyyon has now ceased operations. On November 30, 2000, the Company and TECH Cayman entered into a Settlement Agreement with an effective date of August 31, 2000. Pursuant to the Settlement Agreement, the Company agreed to forgive all advances made to Amyyon and the Company is no longer obligated to acquire the outstanding shares and rights to shares in the capital stock of Amyyon or issue to TECH Cayman the $2,800,000 in preferred stock.

         Although the Company's sole operating subsidiary is Knowledge Mechanics, the Company does intend to continue to seek to expand by acquiring companies in the software industry. The Company anticipates that if does acquire additional companies, such companies would be run as operating subsidiaries and the Company will serve as a holding company.

         The Company was incorporated in Minnesota on February 22, 1985, and was re-incorporated in Delaware on June 20, 2000. The Company's principal executive offices are located at 2665 South Bayshore Drive, Suite PH2B, Coconut Grove, FL 33133.

KNOWLEDGE  MECHANICS, INC.

         BACKGROUND

         The business of Knowledge Mechanics was established in 1997 and funded by Vanenburg Ventures BV to develop courseware for the Baan Company under an outsourcing agreement. In May of 1999, four members of the company's management team acquired the Knowledge Mechanics business from Vanenburg Ventures BV and began to operate it as a limited liability company under the name Knowledgeware Solutions LLC. In September 1999, the members of this limited liability company incorporated a company in Michigan called Knowledgeware Solutions, Inc. and transferred all of the assets and liabilities of the Knowledgeware Solutions LLC to this company. The Company acquired Knowledgeware Solutions, Inc. on November 12, 1999 through a merger of Knowledgeware Solutions, Inc., with and into a wholly owned subsidiary of the Company with Knowledgeware Solutions, Inc. the surviving corporation. Pursuant to the merger agreement, Knowledgeware Solutions, Inc. became a wholly owned subsidiary of the Company and the shareholders of Knowledgeware Solutions, Inc. received an aggregate of 704,345 shares of the Company's common stock. In addition, the shareholders of Knowledge Solutions will receive options under a new option plan to purchase up to 10% of the shares of Common Stock that will be outstanding after the conversion of the outstanding shares of Series A Convertible Preferred Stock into shares of Common Stock. In February 2000, Knowledgeware Solutions, Inc. changed its name to "Knowledge Mechanics, Inc." to better reflect its core competence in structuring and processing knowledge.

         PRODUCTS

         Knowledge Mechanics helps its clientele design, develop and deploy technology-based courseware that companies can use to train their employees. KM Studio 3.0, which was commercially launched in May 2000, is the first comprehensive e-Learning tool set for client-specific content incorporating a knowledge repository for storage and deployment of knowledge objects. KM Studio
3.0 develops such courseware by utilizing advanced adult learning concepts and the latest technology to provide a complete technology based training solution for its customers.

         Knowledge Mechanics has designed this product for organizations with dynamic product and service life cycles. It enables customers to take materials that have been developed and deploy them on virtually any medium, including Internet and Intranet e-Learning. Course developers work in a forms-assisted courseware development environment that is designed to be easy to use. This enables rapid knowledge object development and accommodates collaboration among courseware developers. KM Studio 3.0 was also designed to work with multiple databases capable of storing raw content for added flexibility in deployment. It also stores images, organizations and relationships and allows for extensive reporting capabilities.

         SALES AND MARKETING

         Knowledge Mechanics is in the midst of a national and international recruiting campaign. To complement its sales staff, Knowledge Mechanics is also initiating several marketing programs and is targeting key vendor categories in its core e-Learning market space to build partnerships and form strategic alliances.

         Knowledge Mechanics intends to significantly increase its expenditures on marketing in Fiscal 2001. Knowledge Mechanics intends to increase its spending on advertising campaigns, tradeshow participation, marketing communications and public relations focused on the trade press and industry analyst firms.

         COMPETITION

         Knowledge Mechanics is operating in the rapidly growing e-Learning market place, creating opportunities for software, services and off-the-shelf courseware that provide for Internet enabled learning. Knowledge Mechanics, with its innovative technology and services, faces potential direct competition from a very limited number of organizations, but may compete indirectly for e-Learning budget dollars from providers of other e-Learning technology and content providers. Knowledge Mechanics' current primary competition are providers of traditional process of courseware authoring, who develop courseware manually or through the use of traditional authoring tools. Knowledge Mechanics believes its authoring platform has the competitive advantage over traditional methods of being able to not only create courseware, as with traditional methods, but also store, dynamically assemble and maintain and re-purpose content, to achieve significant time and cost savings for our clients.

         INTELLECTUAL PROPERTY

         Knowledge Mechanics relies primarily on trade secrets and other unpatented proprietary technology, such as its KM Studio 3.0 product, to protect its intellectual property rights. There can be no assurance that it can meaningfully protect its rights in such unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products. Furthermore, there can be no assurance that third parties or competitors would not otherwise gain access to Knowledge Mechanic's proprietary technology. Knowledge Mechanics seeks to protect its trade secrets and proprietary know-how, in part, with confidentiality agreements with employees and consultants. There can be no assurance that the agreements will not be breached, that Knowledge Mechanics will have adequate remedies for any breach or that Knowledge Mechanics trade secrets will not otherwise become known to or independently developed by competitors.

         RESEARCH AND DEVELOPMENT

         In order to successfully market its products, Knowledge Mechanics must ensure its products do not become technologically inferior to those of its competitors. Knowledge Mechanics has recently increased its research and development staff, which is primarily responsible for keeping its products and services on the technological forefront, from 3 persons to 9 persons. The company is currently making plans for a significant expansion and presence for the upcoming year.

         Knowledge Mechanics is aggressively pursuing AICC certification. AICC is an international association of technology-based professionals, which develops guidelines for the aviation industry in the development, delivery and evaluation of CBT and related training technology. AICC is important to Knowledge Mechanics because it promotes interoperability standards that software vendors can use across multiple industries. Knowledge Mechanics' suite of products is "designed to AICC standards" and can become AICC-Certified after AICC Independent Test Lab tests the product to ensure all applicable criteria have been satisfied.

         EMPLOYEES

         The Company has a total of 35 full-time employees and 1 part-time employee. Of this total, Knowledge Mechanics employs the sole part-time employee and 32 full-time employees. Of the total of 33 Knowledge Mechanics employees, 9 are in research and development, 2 are in support and services, 4 are in marketing, 11 are in sales and the other 7 serve in administrative capacities. The other 3 employees provide service to FullMetrics existing customers. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be satisfactory. In addition to these 35 employees, the Company has an interim chief executive officer and chief financial officer, each of whom are affiliated with TECH, and neither of whom receives compensation from the Company for their services as interim chief executive officer and chief financial officer, respectively.

         The Company also has a consulting arrangement with TECHinspirations, Inc., a Nevada corporation and wholly owned subsidiary of TECH Cayman ("TECH"), pursuant to which the Company pays TECH $25,000 per month in exchange for administrative and other services that are provided to XBOX.

ITEM 2. DESCRIPTION OF PROPERTY.

         KNOWLEDGE MECHANICS

         Knowledge Mechanics, Inc. facility is located at 60 Monroe Center NW, Suite 8B, Grand Rapids, Michigan, and consists of approximately 7,198 square feet on two floors. Knowledge Mechanics leases this facility pursuant to a lease which commenced on June 1, 1999 and subsequently amended to reflect the expansion to a second floor on March 8, 2000. The amended lease expires on June 30, 2002. Monthly rent is currently $6,228 plus Knowledge Mechanics proportionate share of any increase in operating expenses over $3.38 per square foot.

         The company is currently negotiating with the building's management company to expand its operations onto 3 floors with a first right of refusal on a fourth. The current offices will be consolidated into this space. These facilities are in satisfactory condition and the Company expects that these facilities will be sufficient for Knowledge Mechanics operations, whether or not it able to expand onto the third floor, at least through August 31, 2001.

         FULLMETRICS

         The Company continues to lease the facility that was used by Nicollet Process Engineering. This facility is located at 14400 Viking Drive, Eden Prairie, Minnesota, and consists of approximately 2,593 square feet. Fullmetrics leases this facility pursuant to a lease which commenced on September 15, 1999 and expires on September 14, 2002. Monthly rent is currently approximately $3,457 plus FullMetrics' pro rata share of operating expenses and real estate taxes. The Company will seek to either assign or terminate this lease as soon as practicable if it can work out a satisfactory arrangement with the landlord.

ITEM 3. LEGAL PROCEEDINGS.

         The Company previously initiated trademark applications in a number of trademark product and service categories for registration of XBOX as a trademark for the Company's products and services in those categories. Subsequently, Microsoft Corporation initiated a trademark application for registration of the name XBOX as a trademark in a different category. There is a concern that there may be some overlap or confusion with respect to each party's present and intended use of the XBOX mark. No legal proceedings have been commenced at this time, and the Company and Microsoft Corporation are presently in discussion with respect to these matters. The Company cannot reasonably predict the outcome of those discussions at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter ending August 31, 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY.

         The executive officers of the Company, their ages and the offices held, as of the date of this report, are as follows:


NAME                              AGE   POSITION
----                              ---   --------

       Richard Cascio             48    Interim Chief Executive Officer, XBOX Technologies, Inc.

       Frank van Luttikhuizen     46    Interim Chief Financial Officer, XBOX Technologies, Inc.

       John van Leeuwen           42    Chief Executive Officer, Knowledge Mechanics



         RICHARD CASCIO has served as the interim Chief Executive Officer of the Company since June 2000. Mr. Cascio currently serves as the President and COO of Tech Inspirations, Inc. a venture capital investment firm that he joined in

February 2000. He is also the President and CEO of YOUpowered, Inc., a software company specializing in privacy and personalization solutions that he joined in August 2000. From June 1998 to January 2000, Mr. Cascio served as the Chief Strategic Officer at Boca Raton Community Hospital. From 1995 to 1998, Mr. Cascio was President and CEO of Palm Beach Healthcare System, Inc., a three-hospital system based in Palm Beach County, Florida. From 1989 to 1995 Mr. Cascio was President and CEO of JFK Medical Center, Inc., a community hospital also based in Palm Beach County, Florida.

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

         JOHN VAN LEEUWEN was named as the Chief Executive Officer of Knowledge Mechanics in September 2000. Mr. van Leeuwen currently serves as Chairman of the Board of TECH Cayman. From October 1992 to June 1996, Mr. van Leeuwen was the President and General Manager of Baan Company Canada, a European software company.

                                     PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock currently trades in the over-the-counter market on the OTC Bulletin Board under the symbol XBOX. From March 19, 1996, the date of the Company's initial public offering, through March 11, 1998, the Company's Common Stock was traded on the Nasdaq SmallCap Market under the symbol NPET. From March 12, 1998 through the present, the Company's Common Stock has been traded in the over-the-counter market on the OTC Bulletin Board. The following table sets forth the quarterly high and low bid prices for the Company's Common Stock for the periods indicated as reported by the OTC Bulletin Board thereafter. These quotations reflect inter-dealer prices, without retail mark up, mark down or commissions and may not necessarily represent actual transactions.

      PERIOD                                                                              HIGH         LOW
      ------                                                                              ----         ---
      2000

           First Quarter (September 1, 1999 through November 30, 1999)...........          23/32        3/8
           Second Quarter (December 1, 1999 through February 29, 2000)...........          23/32        1/4
           Third Quarter (March 1, 2000 through May 31, 2000)....................        1  1/64       5/32
           Fourth Quarter (June 1, 2000 through August 31, 2000).................        1  1/32       9/64

      1999

           First Quarter (September 1, 1998 through November 30, 1998)...........            3/4       3/16
           Second Quarter (December 1, 1998 through February 28, 1999)...........          23/32      15/64
           Third Quarter (March 1, 1999 through May 31, 1999)....................          19/64        1/8
           Fourth Quarter (June 1, 1999 through August 31, 1999).................        1  5/16      15/64


         As of August 31, 2000, the Company's Common Stock was held by approximately 100 shareholders of record. No cash dividends were declared or paid by the Company during the fiscal years ending August 31, 1999 or 2000.

         The Company sold unregistered shares of a newly created class of its preferred stock, Series A Convertible Preferred Stock. The sale was made pursuant to a Purchase Agreement and other related documents which were effective August 31, 2000. These documents provided for the conversion by TECH Cayman of $14,025,136 of its secured debt into equity in a stepped transaction which should ultimately result in TECH Cayman holding an additional 166,966,000 shares of Common Stock at an issue price of $.084 per share.

         The $14,025,136 of the secured debt was initially converted into 834,830 unregistered shares of the Company's newly created Series A Convertible Preferred Stock. As of August 31, 2000, the Company owed TECH Cayman $11,806,426, and this secured debt was converted into 702,763 shares of the Preferred Stock effective on that date. Between September 1, 2000 and November 30, 2000, TECH Cayman made additional advances to the Company, and effective November 30, 2000, an additional $2,218,711 of secured debt owed to TECH Cayman was converted into an additional 132,067 shares of Preferred Stock.

         The Purchase Agreement requires the Company to amend its Certificate of Incorporation to increase the number of authorized shares of Common Stock to allow TECH Cayman to convert its 834,830 shares of Preferred Stock into 166,966,000 shares of Common Stock by March 1, 2001. The Company anticipates that its stockholders will take action by written consent in early 2001 to allow for such an amendment to its Certificate of Incorporation.

          The Company relied on Section 4(2) of the Securities Act of 1933 when it issued the shares of Series A Preferred Stock. The Company offered such shares only to TECH Cayman, and received assurances from TECH Cayman that the acquisition of the Company's securities was for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in this transaction. TECH Cayman was granted appropriate access to information about the Company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

         REVENUES

         Net revenues decreased 41% to $879,158 in the year ended August 31, 2000 compared to approximately $1.48 million in the year ended August 31, 1999. This decrease is primarily attributable to the decrease in marketing and sales campaigns and the downsizing of the sales staff in Fullmetrics as the company redirected its resources to the development of Knowledge Mechanics' learning software products. The company is currently investing in a number of sales and marketing initiatives for the KM Studio 3.0 product and expects that lost revenues will be replaced by this new focus.

         GROSS MARGINS

         The gross margin was 62% of revenues in the year ending August 31, 2000 compared to approximately 28% of revenues for the prior year. Gross profit for year ending August 31, 2000 increased 33% to $542,219 compared to $406,500 for the prior year. The increase in gross margins, as percent of sales, and in absolute dollar values, is attributable in part to Fullmetrics' new operational strategy of outsourcing all of its manufacturing and in part to a positive contribution to gross margin by Knowledge Mechanics.

         SELLING EXPENSE

         Sales and marketing expenses doubled to approximately $2.13 million for the year ended August 31, 2000 from approximately $1.06 million for the prior year. The increase for the year ending August 31, 2000 is the result of additions to sales and marketing staff and related sales and marketing initiatives.

         RESEARCH AND DEVELOPMENT

         Research and development expenses for the year ending August 31, 2000 were approximately $1.18 million or 134% of revenues, compared to approximately $330,000, or 22% of revenues for the prior year. This increase in research and development expenses as a percent of sales and in absolute dollar value is due to increased research and development costs in Knowledge Mechanics.

         GENERAL AND ADMINISTRATIVE

         General and administrative expenses increased 27% to approximately $3.32 million in the year ending August 31, 2000 compared to approximately $2.61 million for the prior period. This increase in general and administrative is due to an increase in executive management salaries and their associated personnel costs of approximately $420,000. Other significant charges to general and administrative expense include $152,000 associated with the recruiting and relocation of several key employees, including the relocation of its VP of European operations to Manchester, England. In addition, approximately $85,000 was incurred in legal and professional fees associated with marketing and competitive analysis.

         INTEREST EXPENSE

         Interest expense totaled $380,562 for the period ended August 31, 2000. This amount represents interest accrued on notes payable to TECH Cayman. This amount will decrease significantly in the next fiscal period due to the conversion of approximately $11.8 million of indebtedness into shares of Series A Convertible Preferred Stock by TECH Cayman in August, 2000.

         NET LOSS

         The net loss was approximately $10.43 million for the year ending August 31, 2000 compared to a loss of approximately $3.84 million for the year ended August 31, 1999. The increased loss is due primarily to significantly increased research and development and marketing and promotional costs.

         LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was approximately $6.6 million and $2.4 million for the years ending August 31, 2000 and 1999, respectively. The increase is primarily the result of a write-off of a note receivable of approximately $4 million from Amyyon Corp. Amyyon Corp. did not meet the expectations of the company and has now ceased operations. Cash was also used to fund the company's operating losses during this period. Net cash provided by financing activities for the years ending August 31, 2000 and 1999 was approximately $10 million and $3.12 million, respectively. The net cash provided by financing activities for the year ending August 31, 2000 was primarily the result of funding by Tech Cayman.

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

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

         GROSS MARGINS

         The gross margin was 28% of revenues in the year ended August 31, 1999 compared to approximately 7% of revenues for prior year. Gross margin for year ended August 31, 1999 increased 415% to approximately $406,500 compared to approximately $79,000 for the prior year. The increase in gross margins, as percent of sales, and in absolute dollar values, is due to a change in the Fullmetrics' product mix from fiscal 1998 to fiscal 1999, as well as an overall reduction in fixed cost of sales. The reduction in fixed costs is partially attributable to Fullmetrics' new operational strategy of outsourcing all of its manufacturing. Management expects that the outsourcing strategy will continue to have a positive impact on its overall cost of sales and total fixed costs.

         SELLING EXPENSE

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

         RESEARCH AND DEVELOPMENT

         Research and development expenses for the year ended August 31, 1999 were approximately $330,000, or 22% of revenues, compared to approximately $712,000, or 63% of revenues for the prior year. This decrease in research and development expenses as a percent of sales and in absolute dollar values is due to lower research and development payroll costs resulting from staff reductions and reduced research and development contract services.

         GENERAL AND ADMINISTRATIVE

         General and administrative expenses increased 188% to approximately $2.6 million in the year ended August 31, 1999 compared to approximately $905,000 for the prior period. The substantial increase in general and administrative expense is partially due to the Company's overall strategy to become a technology holding company, which resulted in Fullmetrics' paying TECH $25,000 in each month of fiscal 1999 as a consulting fee for various administrative services. The increase is also partially attributable to the termination of employment of Robert Pitner, which resulted in Fullmetrics paying his salary for all of fiscal 1999 in addition to the salary of the Mr. Psiloyenis, who had similar duties to those performed by Mr. Pitner.

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

         Net cash used in operating activities was approximately $2.4 million and $2 million for the years ended August 31, 1999 and 1998, respectively. The cash was used primarily to fund the Company's operating losses. The Company also used cash of approximately $763,000 and approximately $8,000 relating to investing activities for the years ended August 31, 1999 and 1998, respectively. The net cash used in investing activities during the current fiscal year was primarily for loans to Amyyon. Net cash provided by financing activities for the years ended August 31, 1999 and 1998 was approximately $3.12 million and $2.25 million, respectively. The net cash provided by financing activities for the year ended August 31, 1998 was primarily the result of the Company utilizing its credit facilities.

                          IMPORTANT FACTORS TO CONSIDER

         The following factors are important and should be considered carefully in connection with any evaluation of the Company's business, financial condition, results of operations and prospects.

HISTORY OF LOSSES; UNCERTAINTY OF FUTURE RESULTS

         To date, the Company has incurred continuing operating losses. As of August 31, 2000, the Company's accumulated deficit was approximately $24.3 million. Net losses for the year ended August 31, 2000 were approximately $10.4 million. Historically, the Company has financed its operations through public and private placements of Common Stock and short-term borrowings. The Company is dependent on increasing its revenue base to achieve profitability. As the Company is no longer deriving any revenues from Fullmetrics, it is currently solely dependent upon Knowledge Mechanics, which was formed in 1999, has recently begun to market a new product, and has not realized an operating profit since inception. The Company's expenses will continue to increase as the Company strives to increase the sales of Knowledge Mechanics and seek acquisition candidates. There can be no assurance that the Company will ever generate substantial revenues or achieve profitability. The Company's results of operations will depend upon numerous factors, including the ability of Knowledge Mechanics to develop a customer base and the market acceptance of Studio 3.0 product.

NEED FOR ADDITIONAL CAPITAL

         The Company's operating activities have been insufficient in the past to fulfill all of its capital needs. TECH Cayman has been funding the cash needs of the Company pursuant to credit facilities that were originally held by Norwest Business Credit, Inc. (the "Credit Facility"). On December 12, 2000, TECH Cayman sent the Company a letter in which it committed to advance the Company funds under the Credit Facility in an amount sufficient to cover the Company's cash needs for Fiscal 2001. However, if TECH Cayman was unable or refused to fulfill this commitment, the Company would likely need to raise funds from external sources. The Company cannot provide any assurance it would be able to raise money from external sources if necessary, nor can there be any assurance that if the Company was able to obtain funds from external sources, the terms on which funds would be obtained would be favorable to the Company.

NEW STRATEGY

         In 1999, the Company adopted a new strategy of transforming itself into a diversified technology holding company. The Company intends to continue to acquire companies in the software industry, and have each of these companies operate as stand-alone companies. Although this strategy has not been implemented long enough to ascertain the viability or financial impact of this strategy, it has thus far not produced the expected results, as the Company currently has only one operating subsidiary. The ability of the Company to continue to successfully locate acquisition targets remains uncertain. There can be no assurance that the Company's new strategy will be successful, or that the strategy will have a positive impact on the financial results of the Company.

EFFECTS OF DELISTING FROM NASDAQ SMALLCAP MARKET

         Effective March 11, 1998, the Company's Common Stock was no longer quoted on the Nasdaq Small Cap Market because the Company no longer met, and currently does not meet standards for,continued listing on the Nasdaq Small Cap Market. The Company's Common Stock is currently quoted in the "over-the-counter" market and is eligible to trade on the OTC Bulletin Board. The public trading market for the Company's Common Stock has been, and may continue to be, adversely effected by this development. In order for the Company's Common Stock to be quoted on the Nasdaq Small Cap Market, the Company will be required to meet initial listing criteria. These criteria require the Company to have at least:

         o  three market makers in the Common Stock

         o  total net tangible assets of $4.0 million

         o  a minimum bid price for the Common Stock of $4.00 per share

         o  300 holders of its Common Stock

         o 1 million shares of its Common Stock held by non-affiliates, having a market value of $5 million or more

The Company does not expect to be able to achieve these criteria in the foreseeable future. Consequently, the ability of stockholders to sell their shares of the Company's Common Stock may be further impaired, not only in the number of shares which may be bought and sold, but also through delays in the timing of transactions and reductions in security analysts and the news media coverage, if any, of the Company.

TECHNOLOGICAL OBSOLESCENCE

         Knowledge Mechanics is in the software industry which is characterized by rapid technological advances and frequent new product introductions. The inability to develop or introduce new products could result in a loss of competitiveness or revenues. The Company may not have adequate financial and personnel resources to allow Knowledge Mechanics maintain research and development capabilities and, consequently, to maintain its technology position.

FULLMETRICS

         The Company is no longer marketing the FullMetrics products, and most of the employees of FullMetrics were released in August 2000. As result, FullMetrics is no longer generating revenue for the Company. FullMetrics accounted for approximately 84% of the Company's revenue and gross profit for the fiscal year ended August 2000, and therefore, revenues, gross profit and net income will be significantly lower for the fiscal year ending August 31, 2001 if the revenue stream previously provided by FullMetrics is not replaced. The Company cannot provide any assurance that it will be able to replace the revenue and gross profit previously generated by FullMetrics. In addition, the Company has continuing obligations under a facilities lease and equipment lease. The Company is currently engaged in discussions with third parties to purchase the assets of FullMetrics, and the Company intends to use a portion of the proceeds from such sale to satisfy its remaining financial obligations associated with FullMetrics. There can be no assurance, however, that the Company will be able to find a buyer for such assets or that the proceeds from any such sale would be sufficient to allow the Company to satisfy its remaining financial obligations associated with FullMetrics.

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

DEPENDENCE ON KEY EMPLOYEES

         The Company's success depends on the performance of its executive officers and other key personnel. The loss of the services of any of these individuals could have a material adverse effect on the Company. The Company's future success will also depend in part upon its ability to attract and retain highly qualified personnel. Competition in the recruiting of highly qualified personnel in the software industry is intense. While the Company has not experienced any difficulty in attracting and retaining talented and qualified employees to date, there can be no assurance that the Company can retain its key employees or that it can attract, assimilate and retain other qualified personnel in the future.

PROTECTION OF INTELLECTUAL PROPERTY

         The Company primarily relies upon unpatented trade secrets of its subsidiaries to protect its proprietary technology. The Company's success will depend on its ability to preserve these trade secrets and no assurance can be given that others will not independently develop or acquire substantially equivalent techniques, gain access to the Company's proprietary technology or disclose such technology to third parties. Furthermore, there can be no assurance that the Company will ultimately protect meaningful rights to such unpatented proprietary technology. The Company's success may also depend on its ability to obtain patent protection for its products and to operate without infringing the proprietary rights of third parties. The Company has not undertaken any independent investigation to determine whether it is infringing any intellectual property rights of others. No assurances can be given that any future patent applications will be issued or that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company. Furthermore, there can be no assurance that others will not claim rights in or ownership of proprietary rights held by the Company, or that the Company's products and processes will not infringe, or be alleged to infringe, the proprietary rights of others. Moreover, there can be no assurance that others have not developed or will not develop similar products, duplicate any of the Company's products or design around the Company's patents, if issued. In addition, whether or not any patents are issued to the Company, others may hold or receive patents which contain claims having a scope that covers products subsequently developed by the Company.

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

ITEM 7. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

         The following items are included herein:

         FINANCIAL STATEMENTS:                                                                   PAGES:
         --------------------                                                                    -----

         Report of Ernst & Young LLP................................................................F-1

         Balance Sheets as of August 31, 2000 and 1999..............................................F-2 - F-3

         Statements of Operations for the years ended August 31, 2000 and 1999......................F-4

         Statements of Changes in Shareholders' Equity (Deficit) for the years ended August 31, 2000 and 1999.............................................................F-5

         Statements of Cash Flows for the years ended August 31, 2000 and 1999......................F-6

         Notes to Financial Statements..............................................................F-7 - F-19

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

                                    PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

               (a) DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

         Information concerning executive officers of the Company is included in this Report under Item 4A, "Executive Officers of the Company." The following information has been furnished to the Company, as of November 30, 2000, by the existing directors of the Company.


  NAME OF DIRECTOR OR NOMINEE                        AGE          PRINCIPAL OCCUPATION
  ---------------------------                        ---          --------------------
  Thomas W. Bugbee                                   49           President of Bugbee and Associates, LLC

  Andrew K. Boszhardt, Jr.                           44           Chief Executive Officer of Oscar Capital
                                                                  Management, LLC

  Richard Cascio                                     48           President of TECHinspirations, Inc.

  John van Leeuwen                                   42           Chairman of the Board of TECHinspirations, Inc.



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

         RICHARD CASCIO joined the Company's Board of Directors in June 2000. Mr. Cascio currently serves as interim Chief Executive Officer of the Company. Mr. Cascio is also President and COO of Tech Inspirations, Inc. a venture capital investment firm that he joined in February 2000. He is also the President and CEO of YOUpowered, Inc., a software company specializing in privacy and personalization solutions that he joined in August 2000. From June 1998 to January 2000, Mr. Cascio served as the Chief Strategic Officer at Boca Raton Community Hospital. From 1995 to 1998, Mr. Cascio was President and CEO of Palm Beach Healthcare System, Inc., a three-hospital system based in Palm Beach County, Florida. From 1989 to 1995 Mr. Cascio was President and CEO of JFK Medical Center, Inc., a community hospital also based in Palm Beach County, Florida.

         JOHN VAN LEEUWEN, joined the Company's Board of Directors in December 1998. Mr. van Leeuwen currently serves as Chairman of the Board of TECHinspirations, Inc., a venture capital investment firm. From October 1992 to June 1996, Mr. van Leeuwen was the President and General Manager of Baan Company Canada, a European software company.

               (b)  SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended August 31, 2000, none of the Company's directors or officers or beneficial owners of greater than 10% of the Company's Common Stock failed to file on a timely basis the forms required by
Section 16 of the Exchange Act except for a Form 3 that was filed late by Mr. Cascio.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the two persons who served as President or Chief Executive Officer of the Company . No other executive officer of the Company had salary and bonus which exceeded $100,000 in the fiscal year ended August 31, 2000.

                           SUMMARY COMPENSATION TABLE

                                                                  ANNUAL COMPENSATION                  SECURITIES
                                                              ----------------------------             UNDERLYING
NAME AND PRINCIPAL POSITION            YEAR     SALARY ($)    BONUS($)               OTHER            OPTIONS (#)
---------------------------            ----     ----------    --------               -----            -----------
Richard Cascio (1)                     2000          0              0                  0                   0
  President                            1999          0              0                  0                   0
                                       1998          0              0                  0                   0

Evros Psiloyenis                       2000       135,500           0                  0                   0
  Former President and CEO             1999        97,000           0                  0                500,000
                                       1998          0              0                  0                   0


------------------

(1)  Mr. Cascio was named as interim Chief Executive Officer in June 2000.

(2) Mr. Psiloyenis commenced employment with the Company on November 1, 1998 and served as the President and Chief Executive Officer of the Company until June 2000. Mr. Psiloyenis served as the President of FullMetrics from June 2000 until he resigned effective August 18, 2000.

OPTION GRANTS AND EXERCISES

         Neither Richard Casio nor Evros Psiloyenis were issued or exercised any options during the fiscal year ended August 31, 2000. At the time of Mr. Psiloyenis' resignation, he held an option to acquire 500,000 shares of the Company's common stock at an exercise price of $.375. The option was to vest with respect to 200,000 shares on December 15, 2000 and with respect to 100,000 shares on the 15th day of December in each of 2001, 2002 and 2003. Because Mr. Psiloyenis terminated his employment with the Company prior to any of these shares becoming exercisable, this option was forfeited and will not become exercisable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information regarding the beneficial ownership of the Common Stock and Preferred Stock of the Company as of November 6, 2000 unless otherwise noted (a) by each shareholder who is known by the Company to own beneficially more than 5% of the outstanding Common Stock, (b) by each director, (c) by each executive officer named in the Summary Compensation Table and (d) by all executive officers and directors of the Company as a group.


                                                                         SHARES OF COMMON STOCK
                                                                         BENEFICIALLY OWNED (1)
                                                              -------------------------------------------
                                                                          PERCENT OF        PERCENT OF
         NAME                                                 AMOUNT       CLASS (2)     VOTING STOCK (3)
         ----                                                 ------     ------------   -----------------

         TECHinspirations, Inc. (Cayman) (4)........         24,750,000     76.5%             14.3%(13)
         Oscar Capital Management Group (5).........          2,308,833      8.3%              1.4%
         Frank van Luttikhuizen (6).................                  0        0%                0%
         Thomas W. Bugbee (7).......................            107,790       .4%               .1%
         Andrew K. Boszhardt, Jr. (8) ..............          2,308,833      8.3%              1.4%
         Richard Cascio (9).........................                  0        0%                0%
         John van Leeuwen (10) .....................                  0        0%                0%
         Evros Psiloyenis (11)......................                  0        0%                0%
         All executive officers and directors as
           a group (5 persons) (12).................          2,416,623      8.7%              1.4%


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

(2)  Based on 27,596,755 shares of Common Stock outstanding as of November 6,
     2000.

(3) Includes only the percent of voting stock represented by the shares of common stock. Based on 702,763 shares of Series A Convertible Preferred Stock outstanding as of November 6, 2000. Each share of Series A Convertible Preferred Stock has the number of votes on all matters submitted to the Company's stockholders that is equal to the number of whole shares of the Company's common stock into which each share of Series A Convertible Preferred Stock may be converted, which is currently 200 shares.

(4) Includes 4,750,000 shares of the Company's Common Stock issuable upon the exercise of a warrant. The address for TECHinspirations, Inc. (Cayman) is c/o CIBC Bank and Trust Company (Cayman) Limited, P.O. Box 694, CIBC Building, Edward Street, Georgetown, Grand Cayman B.W.I.

(5) Includes 233,333 shares of Common Stock held by Oscar Capital Management, LLC ("Oscar Capital"); 1,804,833 shares of Common Stock held by Andrew K. Boszhardt, Jr.; 104,000 shares of Common Stock issuable upon the exercise of outstanding warrants held by Mr. Boszhardt; and 166,667 shares of Common Stock held by Anthony Scaramucci. Mr. Boszhardt and Mr. Scaramucci are the sole members of Oscar Capital. The address for Oscar Capital is 900 Third Avenue, New York, NY 10022.

(6) The address for Mr. Luttikhuezen is 2275 No. 8 Side Road, R.R. #2, Milton, Ontario, Canada.

(7) Includes 27,500 shares of Common Stock issuable upon the exercise of outstanding stock options. The address for Mr. Bugbee is c/o Bugbee & Associates LLC, 2704 Drew Avenue South, Minneapolis, MN 55416.

(8) Includes 104,000 shares of Common Stock issuable upon the exercise of outstanding warrants; 233,333 shares of Common Stock held by Oscar Capital; and 166,667 shares of Common Stock held by Anthony Scaramucci. The address for Mr. Boszhardt is c/o Oscar Capital Management LLC, 900 Third Avenue, New York, NY 1002.

(9) Excludes 24,750,000 shares of Common Stock and 702,763 shares of Preferred Stock held by TECHinspirations, Inc. (Cayman). Mr. Cascio serves as the President and COO of TECHinspirations, Inc., a wholly owned subsidiary of TECH Cayman. The address for Mr. Cascio is 665 South Bayshore Drive, Suite PH2B, Coconut Grove, FL 33133.

(10) Excludes 24,750,000 shares of Common Stock and 702,763 shares of Preferred Stock held by TECHinspirations, Inc. (Cayman). Mr. van Leeuwen serves as Chairman of the Board of TECHinspirations, Inc. The address for Mr. van Leeuwen is 2275 No. 8 Side Road, R.R. #2, Milton, Ontario, Canada.

(11)  The address for Mr. Psiloyenis is 10400 Viking Drive, Eden Prairie, MN
      55344.

(12) Includes an aggregate of 131,500 shares of the Company's Common Stock issuable upon the exercise of a warrants and options held by the Company's directors and officers.

(13) As more fully explained below, as of November 6, 2000, TECH Cayman owned 95.6% of the total outstanding voting securities.

         In addition to its ownership of 20,000,000 shares of Common Stock and warrant to acquire an additional 4,750,000 shares of Common Stock, TECH Cayman also owned, as of November 6, 2000, 802,763 shares of Series A Convertible Preferred Stock, which is 100% of the issued and outstanding shares of this class of stock. Each share of Preferred Stock is currently convertible into 200 shares of Common Stock, and each share of Preferred Stock has that number of votes on all matters submitted to the stockholders that is equal to the number of shares of Common Stock into which it is then convertible. As a result, TECH Cayman was the beneficial owner of approximately 95.6% of the outstanding voting shares of capital stock of the Company as of November 6, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On December 15, 1998, the Company entered signed a letter of intent with TECH Cayman, in connection with the assignment of the Company's credit facility from Norwest Business Credit, Inc. to TECH Cayman (the "Credit Facility") which provided for TECH Cayman to convert certain of the indebtedness of the Company under the Credit Facility into equity of the Company and also contemplated that the Company would grant a warrant to purchase equity securities of the Company to TECH Cayman and pay TECH $25,000 per month in consulting fees. Mr. Cascio one of the Company's directors and the Interim Chief Executive Officer of the Company, serves as the President and COO of TECH and Mr. John van Leeuwen, another member of the Company's board of directors and the Chief Executive Officer of Knowledge Mechanics, serves as the chairman of the board of directors of TECH Cayman.

           On July 29, 1999, the Company and TECH Cayman entered a Stock Purchase Agreement (the "1999 Purchase Agreement") to consummate the transactions contemplated by the letter of intent signed on December 15, 1998. The execution of the 1999 Purchase Agreement resulted in TECH Cayman acquiring a majority of the Company's outstanding voting securities. Pursuant to the Purchase Agreement, TECH Cayman converted (a) $3,000,000 of indebtedness under the Credit Facility into 20,000,000 shares of the Company's Common Stock at a conversion price of $.15 per share (the "Common Shares") and (b) $100 of indebtedness under the Credit Facility into a warrant to purchase the Company's Common Stock (the "Warrant"). The Warrant was immediately exercisable with respect to 1,500,000 shares, and will become exercisable with respect to an additional 1,000,000 shares, 1,000,000 shares and 1,250,000 shares after the Company's Common Stock had closed at a price of at least $1.00, $2.00 and $3.00 per share, respectively, for a period of ten days. TECH Cayman also has the right to designate a majority of the nominees for election to the Board of Directors.

         In connection with the 1999 Purchase Agreement, the Company, TECH and TECH Cayman entered into an Acknowledgement and Amending Agreement pursuant to which the Credit Facility was assigned to TECH Cayman. On December 12, 2000, TECH Cayman committed in a letter to advance the Company funds under the Credit Facility in an amount sufficient to cover the Company's cash needs for Fiscal 2001. The advances under the Credit Facility bear interest at the rate of 1% in excess of the prime rate.

         The Company entered into a Purchase Agreement with TECH Cayman that was effective August 31, 2000 (the "2000 Purchase Agreement"). Pursuant to the 2000 Purchase Agreement, TECH Cayman (a) converted the $11,806,425 of indebtedness outstanding as of August 31, 2000 under the Credit Facility into 702,763 shares of Series A Convertible Preferred Stock at a conversion price of $16.50 per share effective as of August 31, 2000 and converted $2,218,711 of indebtedness outstanding as of November 30, 2000 under the Credit Facility into 132,067 shares of Series A Convertible Preferred Stock at a conversion price of $16.50 per share effective. Each share of Preferred Stock is currently convertible into 200 shares of Common Stock, and each share of Preferred Stock has that number of votes on all matters submitted to the stockholders that is equal to the number of shares of Common Stock into which it is then convertible.

         As a result of these transactions, TECH Cayman is now the beneficial owner of an aggregate 24,750,000 shares of Common Stock, consisting of 20,000,000 shares of Common Stock and the 4,750,000 shares of Common Stock which may currently be purchased with the Warrant and 834,830 shares of Preferred Stock, which are convertible into an aggregate of 166,966,000 shares of Common Stock. With TECH Cayman's combined holdings of Preferred Stock and Common Stock, it holds approximately 96.2% of the outstanding voting shares of capital stock of the Company.

         In connection with the 1999 Purchase Agreement, the Company entered into a consulting agreement with TECH whereby the parties agreed that particular projects would be undertaken by TECH on behalf of the Company upon the request of the Company. Under the terms of this consulting agreement, TECH was deemed to have fully earned a stand-by retainer fee of $600,000.00, which earned fee was to be paid in 24 monthly installments of $25,000.00 each, the first such installment being due on the 1st day of July, 1999, with subsequent installments being due on the 1st day of each consecutive month thereafter to and including the 1st day of June, 2001. If the Company fails to pay any installment within ten days of its due date, the entire remaining balance of the installments due will be accelerated and be then immediately due and payable to TECH on demand. TECH will be paid such further and other fees as may be negotiated between the parties as TECH performs additional services for the Company. The consulting agreement took effect on July 1, 1999 and continues until June 30, 2001 at which time it will be automatically be renewed for successive 12 month terms absent written notice by either side of an intent to terminate the agreement. The Company currently pays $25,000 monthly consulting fee to TECH Cayman for services provided to Knowledge Mechanics.

         As described above in Item 1, Company signed a letter of intent with TECH Cayman (the "LOI") to acquire Amyyon in June 1999. The LOI contemplated that the Company would acquire all of the issued and outstanding shares of Amyyon in exchange for 280,000 shares of a newly created class of preferred stock, which would have preferential liquidation rights, and the Company would be required to repurchase a certain number of such shares within ninety (90) days of (i) any equity investment in the Company and (ii) the end of the Company's fiscal year end. However, Amyyon's performance after the execution of the letter of intent did not meet the expectations of either the Company or TECH Cayman and Amyyon has now ceased operations. On November 30, 2000, the Company and TECH Cayman entered into a Settlement Agreement with an effective date of August 31, 2000. Pursuant to the settlement agreement, the Company agreed to forgive all advances made to Amyyon and the Company is no longer obligated to acquire the outstanding shares and rights to shares in the capital stock of Amyyon or issue to TECH Cayman the preferred stock.

         As indicated above in Items 4A and 9, Mr. Cascio, the Interim Chief Executive Officer and a director of the Company and Mr. van Leeuwen, the Chief Executive Officer of Knowledge Mechanics and a director of the Company, also hold positions with TECH Cayman.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  EXHIBITS

         The exhibits to this Report are listed on the Exhibit Index on pages E-1 to E-3 below. A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of December 16, 2000, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to XBOX Technologies, Inc., 2665 South Bayshore Drive, Suite PH2B, Coconut Grove, FL; Attn.:
Shareholder Information.

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

C. Separation and Release Agreement between the Company and Robert A. Pitner, effective May 18, 1999 (incorporated by reference to Exhibit
         10.11 to the Company's Annual Report on Form 10-KSB for the year ended August 31, 1999 (File No. 333-00852C)).

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

               (b)  REPORTS ON FORM 8-K

A. The Company filed Form 8-K on November 29, 1999 reporting the acquisition of Knowledge Mechanics, and filed and amendment to such Form 8-K on January 27, 2000 to include the required financial statements associated with such acquisition.

B. The Company filed a Form 8-K on August 17, 2000 reporting the resignation of Evros Psiloyenis and the cessation of operations of FullMetrics.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            XBOX TECHNOLOGIES, INC.

Dated:  January 4, 2001                     By: /s/ Richard Cascio
                                               -------------------------------
                                               Richard Cascio
                                               Interim Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant on January 4, 2001 in the capacities indicated.

NAME                           TITLE
----                           -----

/s/ Richard Cascio             Interim Chief Executive Officer (principal
-----------------------------  executive officer) and Director
Richard Cascio


/s/ Frank van Luttikhuizen     Interim Chief Financial Officer
----------------------------- (principal financial and accounting officer) Frank van Luttikhuizen


/s/ Andrew K. Boszhardt, Jr.   Director
-----------------------------
Andrew K. Boszhardt, Jr.


/s/ John van Leeuwen           Director
-----------------------------
John van Leeuwen

                             XBOX TECHNOLOGIES, INC.

                        Exhibit Index to Annual Report On
                                   Form 10-KSB
                      For Fiscal Year Ended August 31, 2000


ITEM NO.                                           DESCRIPTION                                         METHOD OF FILING
--------                                           -----------                                         ----------------


2.1              Agreement and Plan of Merger by and among the Company, Knowledgeware Acquisition
                   Corp. Knowledge Mechanics, William Klco, Kathy McFadden, Steven Gauld and Dane
                   Powell dated November 12, 1999..................................................            (10)


2.2              Letter of Intent between the Company and TECHinspirations, Inc. (Cayman) effective
                   June 17, 1999....................................................................           (11)

2.3              Settlement Agreement between the Company and TECHinspirations, Inc. (Cayman) dated
                   November 30, 2000 and effective August 31, 2000..................................           (12)


3.1              Certificate of Incorporation.....................................................             (12)

3.2              Bylaws...........................................................................             (12)

3.3              Certificate of Rights and Preferences of Series A Convertible Preferred Stock....             (12)

4.1              Specimen Form of the Company's Common Stock Certificate..........................             (1)

4.2              Form of Warrant for Purchase of Shares of Common Stock of the Company issued in
                   connection with November 1993 private placement..................................           (1)

4.3              Warrant for Purchase of Shares of Common Stock of the Company issued to Charlie
                   Phelps dated May 5, 1994.........................................................           (1)

4.4              Form of Warrant for Purchase of Shares of Common Stock of the Company issued in
                   connection with January 1995 private placement...................................           (1)

4.5              Form of Warrant for Purchase of Shared of Common Stock of the Company issued in
                   connection with February 1995 private placement..................................           (1)

4.6              Form of Warrant for Purchase of Shares of Common Stock of the Company issued in
                   connection with March 1995 private placement.....................................           (1)

4.7              Form of Warrant for Purchase of Shares of Common Stock of the Company issued in
                   connection with repayment of March 1995 bridge financing.........................           (1)

4.8              Form of Warrant for Purchase of Shares of Common Stock of the Company issued in
                   connection with January 1996 bridge financing....................................           (1)

4.9              Warrant for Purchase of Shares of Common Stock of the Company issued to Dillon
                   Advertising dated July 31, 1997..................................................           (6)

4.10             Warrant for Purchase of Shares of Common Stock of the Company issued to Dillon
                   Advertising dated August 31, 1997................................................           (6)



ITEM NO.                                           DESCRIPTION                                         METHOD OF FILING
--------                                           -----------                                         ----------------



4.11             Registration Rights Agreement Dated as of November 7, 1997 among the Company and
                   certain Investors................................................................           (5)

4.12             Warrant for Purchase of Shares of Common Stock of the Company issued to
                   TECHinspirations, Inc. (Cayman) dated July 29, 1999..............................           (9)

10.1             1990 Stock Option Plan...........................................................             (1)

10.2             1995 Amended and Restated Stock Incentive Plan...................................             (1)

10.3             Settlement Agreement between the Company and John W. Mickowski, dated
                   October 1, 1995..................................................................           (1)

10.4             Form of Indemnification Agreement by and between the Company and the Officers and
                   Directors of the Company.........................................................           (1)

10.5             Termination Agreement dated December 31, 1997 between the Company and Richard A.
                   Koontz...........................................................................           (6)

10.6             Credit and Security Agreement dated as of May 28, 1997 by and between Norwest
                   Business Credit, Inc. and the Company ...........................................           (4)

10.7             Credit and Security Agreement dated as of May 28, 1997 by and between Norwest Bank
                   Minnesota, National Association and the Company .................................           (4)

10.8             First Amendment dated as of November 24, 1997 to Credit and Security Agreement
                   dated as of May 28, 1997 by and between Norwest Business Credit, Inc. and the
                   Company..........................................................................           (7)

10.9             Nonrecourse Assignment dated as of June 8, 1998 by and between Norwest Business
                   Credit Inc. and TECHinspirations, Inc............................................           (7)

10.10            Settlement and Release Agreement between the Company and Robert A. Pitner
                   effective May 18, 1999...........................................................           (11)

10.11            Consulting Agreement between the Company and TECHinspirations, Inc. dated
                   July 29, 1999....................................................................           (9)

10.12            Conversion Agreement between the Company and TECHinspirations, Inc. dated
                   July 29, 1999....................................................................           (9)

10.13            Purchase Agreement between the Company and TECHinspirations, Inc. dated
                   July 29, 1999....................................................................           (9)

10.14            Acknowledgment and Amending Agreement between TECHinspirations, Inc.,
                   TECHinspirations, Inc., (Cayman) and the Company dated July 29, 1999.............           (9)

10.15            Lease Agreement between Liberty Property Limited Partnership and Nicollet Process
                   Engineering, Inc. dated September 15, 1999.......................................           (11)





ITEM NO.                                           DESCRIPTION                                         METHOD OF FILING
--------                                           -----------                                         ----------------



10.16            Lease Agreement between Campau Building Company LLC and Knowledgeware Solutions
                   LLC dated May 7, 1999............................................................           (11)

10.17            Conversion Agreement between the Company and TECHinspirations, Inc. dated
                   November 30, 2000 and effective August 31, 2000..................................           (12)

10.18            Purchase Agreement between the Company and TECHinspirations, Inc. dated
                   November 30, 2000 and effective August 31, 2000..................................           (12)

10.19            Lease Amendment Agreement between Campau Building Company, LLC and
                   Knowledgeware Solutions LLC dated March 8, 2000..................................           (12)

21.1             List of Subsidiaries...............................................................           (11)

23.1             Consent of Ernst & Young LLP.......................................................           (12)

27.1             Financial Data Schedule............................................................           (12)




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

(11) Incorporated by reference for the Company's Annual Report on Form 10-KSB for the year ended August 31, 1999 (File No. 0-27928).

(12)   Filed herewith.

                         Report of Independent Auditors

Board of Directors and Stockholders
XBOX Technologies, Inc.

We have audited the accompanying consolidated balance sheets of XBOX Technologies, Inc. as of August 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XBOX Technologies, Inc. at August 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States.

November 3, 2000

                             XBOX Technologies, Inc.

                           Consolidated Balance Sheets

                                                                      AUGUST 31,
                                                             ----------------------------
                                                                2000             1999
                                                             -----------      -----------
ASSETS
Current assets:
   Cash and cash equivalents                                 $    12,147      $   200,048
   Accounts receivable (net of allowance for doubtful
     accounts: 2000 - $322,585; 1999 - $55,370)                  331,143           88,923
   Notes receivable - related party                               80,828          651,709
   Inventories                                                   173,693           93,674
   Prepaid expenses                                               98,865           19,354
                                                             -----------      -----------
Total current assets                                             696,676        1,053,708

Property and equipment:
   Computer equipment                                            888,440          620,528
   Furnishings and equipment                                     367,182          172,856
   Leasehold improvements                                         83,425           70,211
                                                             -----------      -----------
                                                               1,339,047          863,595
   Less accumulated depreciation                                (782,051)        (626,681)
                                                             -----------      -----------
                                                                 556,996          236,914
Other assets:
   Goodwill (net of accumulated amortization of $29,804)         119,216               --
   Other assets                                                   24,250           28,894
                                                             -----------      -----------
                                                                 143,466           28,894
                                                             -----------      -----------
Total assets                                                 $ 1,397,138      $ 1,319,516
                                                             ===========      ===========

                                                                                  AUGUST 31,
                                                                        ------------------------------
                                                                            2000              1999
                                                                        ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                     $    423,617      $    288,217
   Accounts payable - related party                                               --            59,450
   Accrued liabilities                                                       268,033           272,086
   Accrued consulting fees - related party                                   275,000           550,000
   Other current liabilities                                                      --            69,857
   Customer deposits                                                          16,666            12,615
   Current portion of capitalized lease obligation                             5,406             6,204
   Accrued interest                                                               --           266,721
   Deferred license fees                                                     265,494                --
                                                                        ------------      ------------
Total current liabilities                                                  1,254,216         1,525,150

Notes payable                                                                     --         1,559,900

Capital lease obligation                                                      18,368            11,821

Stockholders' equity (deficit):
   Preferred stock, par value $.10 per share:
     Authorized shares - 5,000,000
     Issued and outstanding shares - 702,763 at
       August 31, 2000                                                        70,276                --
   Common stock, par value $.10 per share:
     Authorized shares - 50,000,000
     Issued and outstanding shares - 27,596,755 at August 31, 2000
       and 26,412,861 at August 31, 1999                                   2,759,675         2,641,286
   Additional Paid in Capital                                             21,609,695)        9,461,597
   Accumulated deficit                                                   (24,315,092)      (13,880,238)
                                                                        ------------      ------------
Total stockholders' equity (deficit)                                         124,554        (1,777,355)
                                                                        ------------      ------------
Total liabilities and stockholders' equity (deficit)                    $  1,397,138      $  1,319,516
                                                                        ============      ============


SEE ACCOMPANYING NOTES.

                             XBOX Technologies, Inc.

                      Consolidated Statements of Operations

                                                       YEAR ENDED AUGUST 31,
                                                  ------------------------------
                                                      2000              1999
                                                  ------------      ------------
Revenues                                          $    879,158      $  1,478,024
Cost of revenues                                       336,939         1,071,528
                                                  ------------      ------------
Gross profit                                           542,219           406,496

Operating expenses:
   Selling                                           2,133,388         1,061,921
   Research and development                          1,177,595           329,238
   General and administrative                        3,320,360         2,606,174
                                                  ------------      ------------
                                                     6,631,343         3,997,333
                                                  ------------      ------------
Operating loss                                      (6,089,124)       (3,590,837)

Interest expense                                      (380,562)         (253,258)
Write-off of related party note receivable          (3,981,979)               --
Interest and other income                               16,811             3,790
                                                  ------------      ------------
Net loss                                          $(10,434,854)     $ (3,840,305)
                                                  ============      ============

Net loss per share - basic and diluted            $       (.38)     $       (.47)
                                                  ============      ============

Weighted average number of shares outstanding       27,226,894         8,107,023
                                                  ============      ============

SEE ACCOMPANYING NOTES.

                             XBOX Technologies, Inc.

       Consolidated Statement of Changes in Stockholders' Equity (Deficit)

                                          Common Stock              Preferred Stock
                                   --------------------------  -----------------------    Additional    Accumulated
                                      Shares        Amount      Shares       Amount    Paid in Capital    Deficit         Total
                                   ------------  ------------  ---------  ------------ ---------------  ------------   ------------
Balance at August 31, 1998            6,211,861  $    621,186         --  $         --  $  8,318,763    $(10,039,933)  $ (1,099,984)
   Stock option exercises               201,000        20,100         --            --        47,488              --         67,588
   Issuance of common stock in
     connection with the debt
     conversion                      20,000,000     2,000,000         --            --     1,000,000              --      3,000,000
   Compensation expense associated
     with change in option vesting
     period                                  --            --         --            --        95,346              --         95,346
   Net loss                                  --            --         --            --            --      (3,840,305)    (3,840,305)
                                   ------------  ------------  ---------  ------------  ------------    ------------   ------------
Balance at August 31, 1999           26,412,861     2,641,286         --            --     9,461,597     (13,880,238)    (1,777,355)
   Stock option exercises               479,549        47,955         --            --       102,036              --        149,991
   Issuance of common stock in
     connection with merger             704,345        70,434         --            --       309,912              --        380,346
   Issuance of preferred stock in
     connection with the debt
     conversion                              --            --    702,763        70,276    11,736,150              --     11,806,426
   Net loss                                  --            --                                            (10,434,854)   (10,434,854)
                                   ------------  ------------  ---------  ------------  ------------    ------------   ------------
Balance at August 31, 2000           27,596,755  $  2,759,675    702,763  $     70,276  $ 21,609,695    $(24,315,092)  $    124,554
                                   ============  ============  =========  ============  ============    ============   ============


SEE ACCOMPANYING NOTES.

                             XBOX Technologies, Inc.

                      Consolidated Statements of Cash Flows

                                                                   Year Ended August 31,
                                                                -----------------------------
                                                                    2000             1999
                                                                ------------     ------------
OPERATING ACTIVITIES
Net loss                                                        $(10,434,854)    $ (3,840,305)
Adjustments to reconcile net loss to net cash used
  in operating activities:
   Depreciation                                                      155,370          109,564
   Amortization                                                       48,900          165,396
   Compensation expense in connection with options                        --           95,346
   Gain on disposal of assets                                             --           (3,790)
   Write-off of related party note receivable                      3,981,979               --
   Changes in other operating assets and liabilities, net of
     effects of business acquisition:
       Accounts receivable                                          (226,754)          36,062
       Inventories                                                   (64,858)         151,573
       Prepaid expenses                                              (79,511)          (4,684)
       Accounts payable                                               90,127         (105,345)
       Accounts payable - related party                                   --           59,450
       Other assets                                                  (10,612)              --
       Accrued liabilities                                          (348,910)         567,877
       Deferred license fees                                         265,494               --
       Accrued payroll liabilities                                        --          214,849
       Accrued interest                                                   --          244,623
       Customer deposits                                               4,051         (101,400)
                                                                ------------     ------------
Net cash used in operating activities                             (6,619,578)      (2,410,784)

INVESTING ACTIVITIES
Capital expenditures                                                (206,603)        (118,979)
Loans to Amyyon - related party                                   (3,411,098)        (651,709)
Other assets                                                              --            1,893
Proceeds from sale of fixed assets                                        --            3,790
Business acquisition                                                  15,383               --
                                                                ------------     ------------
Net cash used in investing activities                             (3,602,318)        (765,005)

FINANCING ACTIVITIES
Proceeds from notes payable                                        9,920,355        3,054,900
Payments on capitalized lease obligation                             (36,351)          (4,561)
Proceeds from exercise of stock options and warrants                 149,991           67,588
                                                                ------------     ------------
Net cash provided by financing activities                         10,033,995        3,117,927
                                                                ------------     ------------

Net decrease in cash                                                (187,901)         (57,862)
Cash at beginning of year                                            200,048          257,910
                                                                ------------     ------------
Cash at end of year                                             $     12,147     $    200,048
                                                                ============     ============

SUPPLEMENTARY DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
Acquisitions of equipment through capital leases                $         --     $     12,783
Common stock in connection with debt-to-equity conversion                 --        3,000,000
Preferred stock in connection with debt-to-equity conversion      11,806,426               --


SEE ACCOMPANYING NOTES.

                             XBOX Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                 August 31, 2000


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

XBOX Technologies, Inc. ("XBOX" or the "Company") is a technology holding company and is pursuing a strategy to acquire various companies in the software industry. The Company was formerly named Nicollet Process Engineering, Inc. and changed its name to "XBOX Technologies, Inc." in June 2000 when the Company changed its state of incorporation from Minnesota to Delaware pursuant to a proposal adopted by its shareholders at its January 28, 2000 annual meeting.

XBOX currently has one operating subsidiary, Knowledge Mechanics, Inc., formerly Knowledgeware Solutions, Inc. ("Knowledge Mechanics"). XBOX acquired Knowledge Mechanics on November 12, 1999. Knowledge Mechanics develops technology-based solutions that take a software company's existing information, convert this information into knowledge components and then arrange the components in a manner that will help inform customers, partners and staff.

XBOX has one other wholly-owned subsidiary, FullMetrics, Inc. FullMetrics, which engaged in the business of providing software solutions for companies in the plastics and die casting industries, ceased most of its operations in August 2000 although it continued to support existing customers. The Company currently is engaged in discussions with interested third parties regarding the sale by the Company of some or all of FullMetrics' assets.

CONSOLIDATED STATEMENTS

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

                             XBOX Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                 August 31, 2000


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

The Company and its subsidiaries recognize revenue in compliance with Statement of Position No. 97-2, SOFTWARE REVENUE RECOGNITION. Product revenues are generally recognized as products are shipped, but may be recognized when installed or accepted, depending upon the particular product and contract terms. Training and installation revenues are recognized as the services are performed, generally within a few days of delivery. The Company defers revenue related to any future obligations it could have under maintenance or warranty agreements. The Company recognizes revenue related to these agreements ratably over the life of the agreements or as the obligations are fulfilled.

CASH AND CASH EQUIVALENTS

The Company and its subsidiaries consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company and its subsidiaries will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

                             XBOX Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                 August 31, 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations in accounting for its option plans. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

GOODWILL

Goodwill represents the excess of costs over the fair value of net assets of businesses acquired. Goodwill is amortized on a straight-line basis over five years.

                             XBOX Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                 August 31, 2000


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATION

Certain prior year items have been reclassified to conform to current year presentation.

2. GOING CONCERN

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and has not generated positive cash flow from operations. As a result, the Company needs additional financing to continue as a going concern. The Company has received from its largest shareholder, TECHInspirations, Inc., a commitment to fund operations through December 31, 2001.

3. INVENTORIES

Inventories consist of the following:

                                       AUGUST 31,
                                   --------------------
                                     2000        1999
                                   --------    --------

       Raw materials               $ 15,193    $ 61,936
       Work-in-process                   --       3,681
       Finished goods                    --      28,057
       Licenses held for resale     158,500          --
                                   --------    --------
                                   $173,693    $ 93,674
                                   ========    ========

4. NOTES PAYABLE

On June 3, 1998, Norwest Business Credit, Inc. ("Norwest") assigned all of its right, title and interest in the Company's credit facilities with Norwest to TECHInspirations, Inc. a Nevada corporation ("TECH") and a wholly-owned subsidiary of TECHInspirations, Inc. (Cayman), a Cayman Island corporation ("TECH Cayman").

                             XBOX Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                 August 31, 2000


4. NOTES PAYABLE (CONTINUED)

On December 15, 1998, the Company signed a letter of intent with TECH Cayman in connection with the assignment of the Company's credit facility from Norwest to TECH Cayman (the "Credit Facility") which provided for TECH Cayman to convert certain of the indebtedness of the Company under the Credit Facility into equity of the Company and also contemplated that the Company would grant a warrant to purchase equity securities of the Company to TECH Cayman and pay TECH $25,000 per month in consulting fees (see Note 7).

On July 29, 1999, the Company and TECH Cayman entered into a Stock Purchase Agreement (the "Purchase Agreement") to consummate the transactions contemplated by the letter of intent signed on December 15, 1998. The execution of the Purchase Agreement resulted in TECH Cayman acquiring a majority of the Company's outstanding voting securities. Pursuant to the Purchase Agreement, TECH Cayman converted (a) $3,000,000 of indebtedness under the Credit Facility into 20,000,000 shares of the Company's common stock at a conversion price of $.15 per share (the "Shares") and (b) $100 of indebtedness under the Credit Facility into a warrant to purchase the Company's common stock (the "Warrant"). The Warrant was immediately exercisable with respect to 1,500,000 shares, and will become exercisable with respect to an additional 1,000,000 shares, 1,000,000 shares and 1,250,000 shares after the Company's common stock has closed at a price of at least $1.00, $2.00 and $3.00 per share, respectively, for a period of ten days. TECH Cayman also has the right to designate a majority of the nominees for election to the Board of Directors.

In connection with the Purchase Agreement, the Company, TECH and TECH Cayman entered into an Acknowledgment and Amending Agreement pursuant to which the Credit Facility was assigned to TECH Cayman. TECH Cayman may continue to make discretionary advances to the Company under the Credit Facility. The advances will continue to bear interest at the rate of 1% in excess of the prime rate.

On November 30, 1998, the Company entered into a revolving operating line of credit up to $1,500,000 with TECH bearing interest at the rate of 1% in excess of the prime rate. The revolving line of credit is secured by a security interest in the Company's assets.

                             XBOX Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                 August 31, 2000


4. NOTES PAYABLE (CONTINUED)

In August 2000, the Company agreed with TECH Cayman to convert $11,806,426 of indebtedness to TECH Cayman into 702,763 shares of Series A Convertible Preferred Stock at a conversion price of $16.80 per share. Each share of preferred stock is currently convertible into 200 shares of common stock, and each share of preferred stock has that number of votes on all matters submitted to the stockholders that is equal to the number of shares of common stock into which it is then convertible.

Following the debt conversion an incentive stock option plan will be established whereby the shareholders of Knowledge Mechanics and the employees of XBOX and Knowledge Mechanics can collectively earn up to 20% of the then issued and outstanding shares of XBOX.

The Knowledge Mechanics shareholders will be granted options under a new option plan equal to 10% of the issued and outstanding common shares immediately following the conversion of preferred stock into common shares. Vesting will be based on length of service and performance standards.

The remaining 10% is eligible to be earned by the employees based on determination of the compensation committee of the Board of Directors. The vesting period is four years with a one-year hurdle beginning September 1, 2000. The options will be granted quarterly (2 1/2% per annum) based on the successful achievement of all performance targets for the quarter. The exercise price for the options is determined on the date the options are awarded.

5. WRITE-OFF OF NOTE RECEIVABLE

The Company and TECH Cayman entered into a letter of intent on June 17, 1999 pursuant to which the Company was to acquire from TECH Cayman all of the issued and outstanding shares and rights to shares in the capital stock of Amyyon in exchange for which the Company would issue to TECH Cayman $2,800,000 in preferred stock. Pursuant to the letter of intent, the Company was to advance Amyyon sufficient funding to allow Amyyon to pursue its marketing plan during the period between the signing of the letter of intent and the consummation of the transactions contemplated by the letter of intent. As of August 31, 2000, the Company had advanced to Amyyon a total of $3,981,979.

                             XBOX Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                 August 31, 2000


5. WRITE-OFF OF NOTE RECEIVABLE (CONTINUED)

Amyyon's performance after the execution of the letter of intent did not meet the expectations of either the Company or TECH Cayman and Amyyon has now ceased operations. In August 2000, the Company and TECH Cayman agreed to forgive all advances made to Amyyon and the Company is no longer obligated to acquire the outstanding shares and rights to shares in the capital stock of Amyyon or issue to TECH Cayman the $2,800,000 in preferred stock.

6. ACQUISITION

Effective September 1, 1999, the Company acquired Knowledgeware Solutions, Inc. by exchanging 704,345 shares of common stock for all the existing shares of the corporation valued at $380,000. The transaction was accounted for under the purchase accounting method. The results of Knowledgeware Solutions, Inc. have been included in the consolidated results of operations since September 1, 1999. The excess of the purchase price over the fair value of the net assets acquired was $149,023 and has been recorded as goodwill. Because Knowledgeware Solutions, Inc. had operations for only four months in 1999, the pro forma impact of this acquisition to the 1999 financial statement is insignificant, and thus no pro forma information has been provided.

7. COMMITMENTS

LEASES

The Company has entered into various operating leases for office and assembly facilities and for various equipment. Future lease payments for all operating leases, excluding executory costs such as management and maintenance fees, are as follows:

                        2001          $118,568
                        2002           102,677
                        2003            83,380
                        2004            13,695
                                      --------
                                      $318,320
                                      ========

Rent expense was $85,809 and $123,099 for the years ended August 31, 2000 and 1999, respectively.

                             XBOX Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                 August 31, 2000


7. COMMITMENTS (CONTINUED)

CONSULTING AGREEMENT - RELATED PARTY

In connection with the Purchase Agreement discussed in Note 4, the Company entered into a consulting agreement with TECH whereby the parties agreed that particular projects would be undertaken by TECH on behalf of the Company upon the request of the Company. Under the terms of this consulting agreement, TECH was deemed to have fully earned a stand-by retainer fee of $600,000, which earned fee was to be paid in 24 monthly installments of $25,000 each, the first such installment being due on July 1, 1999, with subsequent installments being due monthly through June 2001. If the Company fails to pay any installment within ten days of its due date, the entire remaining balance of the installments due will be accelerated and then be immediately due and payable to TECH on demand. TECH will be paid such further and other fees as may be negotiated between the parties as TECH performs additional services for the Company. The consulting agreement took effect on July 1, 1999 and continues until June 30, 2001 at which time it will automatically be renewed for successive 12-month terms absent written notice by either side of an intent to terminate the agreement.

8. CAPITAL LEASES

The Company leases certain equipment under several long-term lease agreements which are classified as capital leases. Leased assets included in the accompanying balance sheet as of August 31 consist of:

                                           2000         1999
                                         --------     --------

      Equipment                          $ 25,572     $ 25,572
      Less accumulated amortization       (10,600)      (5,500)
                                         --------     --------
      Net assets under capital leases    $ 14,972     $ 20,072
                                         ========     ========

                             XBOX Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                 August 31, 2000


8. CAPITAL LEASES (CONTINUED)

Future minimum lease payments under capital leases consists of the following:

      Year ending August 31:
        2001                                            $  8,106
        2002                                               6,780
        2003                                               6,780
        2004                                               5,408
                                                        --------
      Total minimum payments                              27,074
      Less amount representing interest                   (3,300)
                                                        --------
      Present value of net minimum payments               23,774
      Less current portion                                (5,406)
                                                        --------
      Long-term portion of capital lease obligations    $ 18,368
                                                        ========

9. CAPITAL STOCK

In July 1999, the Board of Directors authorized an additional 38,000,000 shares of common stock, for a total of 50,000,000 shares of common stock, no par value $.10 per share and an additional 2,000,000 shares of preferred stock, for a total of 5,000,000 shares of preferred stock, no par value $.10 per share.

10. STOCK OPTIONS AND WARRANTS

OPTIONS

Under the Nicollet Process Engineering 1990 Stock Option Plan (the "1990 Plan"), the Company reserved 600,000 shares for issuance to employees and directors as either incentive stock options, non-qualified options or stock appreciation rights. Under the 1990 Plan, incentive stock options may be granted at prices not less than the fair market value of the Company's common stock at the grant date. The grant price of non-qualified options is determined by the Compensation Committee, but the exercise price must be at least 85% of the fair market value of the common stock as of the grant date. Options are exercisable based on terms set by the Compensation Committee, but the option term may not exceed ten years from the date of grant.

                             XBOX Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                 August 31, 2000


10. STOCK OPTIONS AND WARRANTS (CONTINUED)

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

A summary of changes in outstanding options and shares available for grant under the Company's stock option plans is as follows:

                                          Shares            Shares Outstanding    Weighted Average
                                    Available for Grant       Under the Plan       Price Per Share
                                    --------------------    ------------------    ----------------
Balance at August 31, 1998                125,333                741,500             $   0.50
  Additional shares reserved            2,000,000                     --                   --
  Granted                              (1,071,834)             1,071,834                 0.25
  Exercised                                    --               (201,000)                0.34
  Canceled                                 38,000                (38,000)                0.31
                                       ----------             ----------
Balance at August 31, 1999              1,091,499              1,574,334                 0.35
  Additional shares reserved            4,800,000                     --                   --
  Exercised                                    --               (472,459)                0.32
  Canceled                                851,375               (851,375)                0.29
                                       ----------             ----------
Balance at August 31, 2000              6,742,874                250,500             $   0.38
                                       ==========             ==========

As of August 31, 2000, there were 181,500 options outstanding with exercise prices between $0.25 and $0.31 and 69,000 options outstanding with exercise prices between $0.41 and $0.81. At August 31, 2000, outstanding options had a weighted average remaining contractual life of 2.6 years.

                             XBOX Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                 August 31, 2000


10. STOCK OPTIONS AND WARRANTS (CONTINUED)

The number of options exercisable as of August 31, 2000 and 1999 were 250,500 and 780,459, respectively, at weighted average exercise prices of $0.38 and $0.34 per share, respectively.

The weighted average fair value of options granted during the year ended August 31, 1999 was $0.25.

PRO FORMA DISCLOSURES

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999: risk-free interest rate of 6%; no dividend yield; volatility factor of the expected market price of the Company's common stock of 2.612; and a weighted average expected life of the option of five years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                          2000              1999
                                      ------------     -------------

          Pro forma net loss          $(10,484,894)     $(4,028,962)
          Pro forma loss per share        $(.39)           $(.50)

                             XBOX Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                 August 31, 2000


10. STOCK OPTIONS AND WARRANTS (CONTINUED)

WARRANTS

At August 31, 2000 and 1999, the Company has 4,871,000 and 5,157,092 shares, respectively, of common stock reserved for the exercise of warrants that have been granted in connection with debt and equity offerings and in lieu of cash payment for services provided. The warrants are exercisable at prices ranging from $0.15 to $3.60. The warrants expire at various times between January 2001 and May 2001.

11. INCOME TAXES

The tax effects of significant components of the Company's deferred tax assets and liabilities are as follows:

                                                  AUGUST 31,
                                          ---------------------------
                                              2000            1999
                                          -----------     -----------

    Deferred tax assets:
      Net operating loss carryforwards    $ 8,999,000     $ 5,036,000
      Inventory obsolescence                    8,800           2,800
      Other                                   188,000          56,400

    Deferred tax liabilities:
      Software development costs                   --           7,500
                                          -----------     -----------
    Net deferred tax assets                 9,195,800       5,087,700
    Valuation allowance                    (9,195,800)     (5,087,700)
                                          -----------     -----------
                                          $        --     $        --
                                          ===========     ===========

                             XBOX Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                 August 31, 2000


11. INCOME TAXES (CONTINUED)

For financial reporting purposes, a valuation allowance has been provided to offset the deferred tax assets related to the net operating loss carryforwards and other temporary differences. At August 31, 2000, the Company had net operating loss carryforwards of approximately $22,780,000, which are available to offset future taxable income through 2020. The Company's ability to utilize these carryforwards to offset future taxable income is subject to certain restrictions under Section 382 of the Internal Revenue Code in the event of certain changes in the equity ownership of the Company. The Company's public offering resulted in a change in equity ownership under Section 382. As a result, the net operating loss carryforwards, generated prior to the change under Section 382, will be limited to offset taxable income in any one tax year. No income taxes have been paid in the years ended August 31, 2000 and 1999.

The effective income tax rate differed from the federal statutory rate as follows:

                                                Year Ended August 31,
                                             ---------------------------
                                                 2000            1999
                                             -----------     -----------

      Taxes at statutory rate                $(3,548,000)    $(1,118,700)
      State taxes, net of federal benefit       (675,000)       (212,800)
      Change in valuation allowance            4,108,800       1,284,600
      Other                                      114,200          46,900
                                             -----------     -----------
                                             $        --     $        --
                                             ===========     ===========

12. MAJOR CUSTOMERS

Sales to Customer A was 16% of total sales in 1999.

13. SUBSEQUENT EVENTS

Subsequent to year-end, the Company has converted $2,218,711 of fiscal year 2001 advances from TECHInspirations into 132,067 shares of Series A Preferred Stock.