Form 10QSB
period 2000-11-30
XBOX TECHNOLOGIES INC
filed 2001-02-05
CIK 934520

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended November, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period From ____ to ____

                         Commission file number 0-27928

                             XBOX TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                           41-1528120
--------------------------------                           -------------------
(State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                          Identification No.)


                      2665 SOUTH BAYSHORE DRIVE, SUITE PH2B
                             COCONUT GROVE, FL 33133
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (905) 631-6608
                    ----------------------------------------
                           (Issuer's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


The number of shares of common stock, par value $.10 per share, outstanding as of January 26, 2001 was 27,596,755.

Transitional Small Business Disclosure Format (Check One): YES [ ]  NO [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             XBOX TECHNOLOGIES, INC.
                    F/K/A NICOLLET PROCESS ENGINEERING, INC.
                                 Balance Sheets
                November 30, 2000 (Unaudited) and August 31, 2000



                                                                           November 30,      August 31,
                                                                              2000             2000
                                                                           -----------       ---------
                                                                            (Unaudited)        (Note)
ASSETS
Current Assets:
   Cash and cash equivalents ..........................................   $    519,610    $     12,147
   Accounts receivable (net of allowance for doubtful accounts) .......        387,095         331,143
   Notes receivable - related party ...................................         45,157          80,828
   Inventories ........................................................        146,243         173,693
   Prepaid expenses ...................................................        238,916          98,865
                                                                          ------------    ------------
        Total current assets ..........................................      1,337,021         696,676
                                                                          ------------    ------------
Property and equipment:
   Computer equipment .................................................        937,600         888,440
   Furnishings and equipment ..........................................        375,497         367,182
   Vehicles ...........................................................         27,749              --
   Leasehold improvements .............................................         83,898          83,425
                                                                          ------------    ------------
                                                                             1,424,744       1,339,047
   Less:  accumulated depreciation ....................................       (818,117)       (782,051)
                                                                          ------------    ------------
        Total property and equipment ..................................        606,627         556,996
                                                                          ------------    ------------
Other assets:
   Software development costs - net of amortization ...................        111,765         119,216
      Other assets ....................................................         24,000          24,250
                                                                          ------------    ------------
        Total other assets ............................................        135,765         143,466
                                                                          ------------    ------------
Total assets ..........................................................   $  2,079,413    $  1,397,138
                                                                          ============    ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable ...................................................   $    399,012    $    423,617
   Accrued liabilities ................................................        331,382         268,033
   Accrued consulting fees - related party ............................        200,000         275,000
   Other current liabilities ..........................................          4,981              --
   Customer deposits ..................................................         22,666          16,666
   Current portion of capitalized lease obligation ....................          5,449           5,406
   Accrued interest ...................................................         31,208              --
   Deferred license fees ..............................................         12,833         265,494
                                                                          ------------    ------------
Total current liabilities .............................................      1,007,531       1,254,216
                                                                          ------------    ------------
Notes payable .........................................................        392,689              --
Capital lease obligation ..............................................         12,347          18,368
Subordinated Loans ....................................................         17,984              --
                                                                          ------------    ------------
Total long term liabilities ...........................................        423,020          18,368
                                                                          ------------    ------------
Total liabilities .....................................................      1,430,551       1,272,584
                                                                          ------------    ------------

Stockholders' equity (deficit):
   Preferred stock, par value $.10 per share
      Authorized shares -- 5,000,000
      Issued and outstanding shares - 834,830 at November 30, 2000
        and 702,763 at August 31, 2000 ................................         83,483          70,276

   Common stock, par value $.10 per share
      Authorized shares -- 50,000,000
      Issued and outstanding shares - 27,596,755 at November 30, 2000
        and 27,596,755 at August 31, 2000 .............................      2,759,675       2,759,675
    Additional Paid in Capital ........................................     23,815,199      21,609,695
    Accumulated deficit ...............................................    (26,009,495)    (24,315,092)
                                                                          ------------    ------------
Total stockholders' equity (deficit) ..................................        648,862         124,554
                                                                          ------------    ------------
Total liabilities and stockholders' equity (deficit) ..................   $  2,079,413    $  1,397,138
                                                                          ============    ============




Note: The balance sheet as of August 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

                 See accompanying notes to financial statements

                             XBOX TECHNOLOGIES, INC.
                    F/K/A NICOLLET PROCESS ENGINEERING, INC.
                            Statements of Operations
       For the Three Months Ended November 30, 2000 and November 30, 1999
                                   (Unaudited)

                                      THREE MONTHS ENDED NOVEMBER 30
                                     --------------------------------
                                           2000            1999
                                       ------------    ------------

Revenues ...........................   $    511,465    $    219,585
Cost of sales ......................         86,576         135,497
                                       ------------    ------------
Gross profit .......................        424,889          84,088

Operating expenses:
      Selling ......................      1,137,394         386,702
      Research and development .....        439,351          87,662
      General and administrative ...        522,039         663,430
                                       ------------    ------------
        Total operating expenses ...      2,098,784       1,137,794
                                       ------------    ------------
Operating loss .....................     (1,673,895)     (1,053,706)
Interest expense ...................        (31,394)        (12,605)
Interest and other income ..........         10,886             811
                                       ------------    ------------
Net loss ...........................   $ (1,694,403)   $ (1,065,500)
                                       ------------    ------------
Net loss per share-basic and diluted   $      (0.06)   $      (0.04)
                                       ------------    ------------
Weighted average number of
      shares outstanding ...........     27,596,755      26,631,775
                                       ------------    ------------



                 See accompanying notes to financial statements.

                             XBOX TECHNOLOGIES, INC.
                    F/K/A NICOLLET PROCESS ENGINEERING, INC.
                            Statements of Cash Flows
       For the Three Months Ended November 30, 2000 and November 30, 1999
                                   (Unaudited)

                                                                                    THREE MONTHS ENDED NOVEMBER 30
                                                                                  -----------------------------------
                                                                                     2000                    1999
                                                                                  -----------             -----------
OPERATING ACTIVITIES
Net loss .............................................................             (1,694,403)             (1,065,500)
Adjustments to reconcile net loss to net cash
   used in operating activities:
        Depreciation .................................................                 36,066                  64,152
        Amortization .................................................                  7,701                      --
        Compensation expense in connection with options ..............                     --                  55,938
        Accounts receivable ..........................................                (55,952)                (41,270)
        Inventories ..................................................                 27,450                 (17,047)
        Prepaid expenses .............................................               (140,051)                  9,516
        Accounts payable .............................................                (24,605)                 73,972
        Accounts payable - related party .............................                                        (49,459)
        Other current liabilities ....................................                  4,981                 (17,786)
        Accrued liabilities ..........................................                (11,651)                      0
        Deferred license fees ........................................               (252,661)                      0
        Accrued payroll liabilities ..................................                     --                 (65,234)
        Accrued interest .............................................                 31,208                  38,162
        Customer deposits ............................................                  6,000                  21,250
                                                                                  -----------             -----------
        Net cash used in operating activities ........................             (2,065,917)               (993,306)
                                                                                  -----------             -----------

INVESTING ACTIVITIES
Capital expenditures .................................................                (85,697)                (27,215)
Loans to related party ...............................................                 35,671              (1,269,335)
Cash acquired from acquisition .......................................                     --                  15,383
Other assets .........................................................                                              0
                                                                                  -----------             -----------
Net cash used in investing activities ................................                (50,026)             (1,281,167)
                                                                                  -----------             -----------

FINANCING ACTIVITIES
   Net proceeds from issuance of common stock ........................                     --                       0
   Proceeds from notes payable .......................................              2,611,400               2,513,500
   Proceeds from subordinated loans ..................................                 17,984                      --
   Payments on notes payable .........................................                     --                       0
   Deferred lease obligation .........................................                     --                       0
   Payments on capitalized lease obligation ..........................                 (5,978)                 (7,219)
                                                                                  -----------             -----------
Net cash provided (used) by financing activities .....................              2,623,406               2,506,281

Net increase (decrease) in cash ......................................            $   507,463             $   231,808

Cash at beginning of period ..........................................                 12,147                 200,048

Cash at end of period ................................................            $   519,610             $   431,856
                                                                                  ===========             ===========

SUPPLEMENTARY DISCLOSURE OF INTEREST AND TAXES PAID
Interest paid ........................................................            $    31,394
Taxes paid ...........................................................            $         0
SUPPLEMENTARY DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Preferred stock in connection with debt-equity conversion ............            $ 2,218,711

                             See accompanying notes

                             XBOX TECHNOLOGIES, INC.
                    F/K/A NICOLLET PROCESS ENGINEERING, INC.

                                   Form 10-QSB

                                November 30, 2000

                          Notes to Financial Statements

1.       PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements include the financial statements of XBOX Technologies, Inc. f/k/a Nicollet Process Engineering, Inc. and its wholly owned subsidiaries, FullMetrics, Inc. and Knowledgeware Solutions, Inc.. All significant intercompany transactions and accounts have been eliminated. These financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements have been omitted or condensed pursuant to such rules and regulations. The information furnished reflects, in the opinion of the management of the Company, all adjustments (of only a normally recurring nature) necessary to present a fair statement of the results for the interim periods presented. Operating results for the three month period ended November 30, 2000 are not necessarily indicative of the results that may be expected for the year ended August 31, 2001. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB dated August 31, 2000.

2.       NET LOSS PER SHARE

         Basic loss per share is based on the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share for the Company are the same as basic earnings per share because the effect of options and warrants is anti-dilutive.

3.        NOTES PAYABLE

         In November 2000, the Company agreed to convert $2,218,711 of indebtedness to TECH Cayman into 132,067 shares of Series A Convertible Preferred Stock at a conversion price of $16.80 per share. Each share of preferred stock is currently convertible into 200 shares of common stock, and each share of preferred stock has that number of votes on all matters submitted to the stockholders that is equal to the number of shares of common stock into which it is then convertible.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS.

         THIS FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS FORM 10-QSB THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, WORDS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED UNDER THE CAPTION "IMPORTANT FACTORS TO CONSIDER" CONTAINED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED AUGUST 31, 2000.

RESULTS OF OPERATIONS

         GENERAL

         XBOX Technologies, Inc. ("XBOX", or the "Company") is a technology holding company and is pursuing a strategy to acquire various companies in the software industry. XBOX currently has one operating subsidiary, Knowledge Mechanics Inc., formerly Knowledgeware Solutions Inc. ("Knowledge Mechanics"). This quarter saw many developments in the evolution of Knowledge Mechanics as a leader in the E-learning marketplace.

         In September Knowledge Mechanics expanded its presence in foreign markets by establishing an office in Manchester, England, to serve all of Europe as well as the Middle East and Africa.

         In November, the company released Knowledge Mechanics Studio 3.1, the company's most comprehensive e-Learning software to date. Knowledge Mechanics Studio 3.1 combines its predecessor's database-focused authoring platform with a number of customer-driven functionality enhancements. This powerful platform helps organizations better manage training and knowledge-sharing efforts while dramatically reducing costs.

         Knowledge Mechanics teamed up with a leading global provider of learning and performance management solutions to demonstrate interoperability and re-use of content. Proving interoperability, the company developed and produced an ADL compliant lesson on its Knowledge Mechanics Studio 3.1 authoring platform. The lesson was then exported to a Learning Enterprise system and tracked. All programming needed to develop and produce SCORM-conformant content is automatically applied as content and is exported to the LMS.

         XBOX has one other wholly owned subsidiary, FullMetrics Inc. As previously announced, FullMetrics, which engaged in the business of providing software solutions for companies in the plastics and die casting industries, ceased most of its operations in August 2000, although it continues to support existing customers. The Company is currently exploring the possibility of selling some or all of FullMetrics' assets to interested third parties.

REVENUES

         Consolidated revenues increased 133% to $511,000 for the quarter ended November 30, 2000 compared to $220,000 for the same period ended November 30, 1999. Revenue from Knowledge Mechanics was $440,000 compared to $22,000 for the same period ended November 30, 1999. Of this $440,000, license Fees accounted for $325,000 of which $265,000 was generated from two large contracts closed late last year but, because of acceptance clauses and delays in delivery due to translation issues, revenues were not recognized until this fiscal quarter. In addition, the company completed several obligations under contract and delivered $106,000 in custom content development projects. Although custom content is an important revenue source, management is currently in the process of transitioning from a custom content-house developer to a software provider which will allow clientele to develop and maintain internally the development of its own courseware.

         Revenue from Fullmetrics was $75,000 compared to $198,000 for the same period ended November 30, 1999, reflecting the winding up of the Fullmetrics operation.

         GROSS MARGINS

         For the quarter ended November 30, 2000 gross margin was 83% of revenues compared to 38% for the same period ended November 30, 1999. This increase is due mainly to an increase in the percentage of revenue attributable to Knowledge Mechanics, which has significantly higher margins than Fullmetrics. Cost of goods sold in Fullmetrics includes equipment purchases, while in Knowledge Mechanics cost of goods sold consists primarily of commissions paid on sales, 3rd party OEM product license fees and royalties.

         SALES AND MARKETING EXPENSE

         Sales and Marketing costs increased dramatically to $1,137,000 for the quarter ended November 30, 2000 from $387,000 for the same period ended November 30, 1999.

         Increased sales headcount associated with the expansion into US as well as foreign markets and its related increase in personnel and travel expenses contributed significantly to this increase as the company began expanding into new geographical and global regions.

         Knowledge Mechanics also retained the services of professional 3rd party recruiters for purposes of locating and recruiting top sales talent.

         Increased marketing costs also contributed to the overall increase as Knowledge Mechanics embarked on aggressive advertising and promotional campaigns during the quarter. Significant presence at several conferences and seminars yielding considerable interest in the company's products and services was also a contributing factor. It is management's belief that this interest, combined with the new sales and marketing strategies including a focus on the Software and Healthcare verticals will result in growing revenues in the coming quarters.

         RESEARCH AND DEVELOPMENT

         The company's policy is to expense as research and development all costs associated with the exploration of new technologies and processes as well as costs in connection with the development of ongoing projects.

         As of November 30, 2000 the company incurred $439,000 in research and development costs. Direct internal development costs associated with payroll and facilities accounted for approximately 85.0% of the total, with the balance comprising subcontract and 3rd party services associated with the update release of Knowledge Mechanics Studio 3.1.

         GENERAL AND ADMINISTRATIVE EXPENSE

         General and Administrative expenses decreased 21% to $522,000 for the three months ended November 30, 2000 from $663,000 for the quarter ended November 30, 1999. This change consists of an increase in Knowledge Mechanics of approximately $124,000, which is attributable to the development of the Professional Services functional lines designed to support the implementation and integration of Knowledge Mechanics Studio. The personnel costs associated with the development of this area contributed approximately $90,000 to the increase. General and Administrative expenses in Fullmetrics decreased approximately $250,000 from the quarter ended November 30, 1999, reflecting the wind-up of its activities.

         NET LOSS

         The net loss increased to $1,694,000 for the quarter ended November 30, 2000 from $1,066,000 for the quarter ended November 30, 1999.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities have been insufficient in the past to fulfill all of its working capital needs. TECH Inspirations, Inc., a Cayman Island corporation and the Company's largest stockholder ("TECH Cayman") has been funding the cash needs of the Company pursuant to credit facilities that were originally held by Norwest Business Credit, Inc. (the "Credit Facility"). On December 12, 2000, TECH Cayman sent the Company a letter in which it committed to advance the Company funds under the Credit Facility in an amount sufficient to cover the Company's cash needs for Fiscal 2001. However, if TECH Cayman was unable or refused to fulfill this commitment, the Company would likely need to raise funds from external sources. The Company cannot provide any assurance it would be able to raise money from external sources if necessary, nor can there be any assurance that if the Company was able to obtain funds from external sources, the terms on which funds would be obtained would be favorable to the Company.

         As of September 1, 1999, Knowledge Mechanics, Inc. entered into an agreement with XBOX Technologies whereby XBOX would make available to Knowledge Mechanics a revolving credit facility for working capital purposes. Subsequent to this agreement, Knowledge Mechanics has been able to negotiate an increase in this facility. The terms of the agreement specify that Knowledge Mechanics issue to XBOX a promissory note. This note contains all provisions and covenants necessary to administer the facility. Interest accrues at an APR of 9.25% or an effective rate of 9.65% annually. Principal and interest are required to be paid no later than the earlier of the due date or as excess cash reserves from future operations permit. Furthermore, the entire assets of the company secure the loan. The outstanding balance, including accrued interest, as of November 30, 2000 is $5,259,000.

         Net cash used in operations totaled $2,066,000 for the quarter ended November 30, 2000. Cash was used exclusively to fund the company's operating and development requirements. Funds provided from financing activities provided $2,623,000 for the period. Net cash used related to investing activities for plant and equipment purposes totaled $50,000 for the period.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         There are no material pending legal, governmental, administrative or other proceedings to which the Company is a party or of which any of its property is the subject.

ITEM 2.  CHANGES IN SECURITIES.

         On November 30, the Company issued 132,067 shares of Series A Convertible Preferred Stock to TECH Cayman. These shares were issued in connection with the conversion of $2,218,711 of indebtedness under the Credit Facility into shares of Series A Convertible Preferred Stock a conversion price of $16.50 per share. Each share of Preferred Stock is currently convertible into 200 shares of Common Stock, and each share of Preferred Stock has that number of votes on all matters submitted to the stockholders that is equal to the number of shares of Common Stock into which it is then convertible. The transactions described above were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated thereunder. The Company received assurances from TECH Cayman that the acquisition of the Company's securities was for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in this transaction. TECH Cayman was granted appropriate access to information about the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         The Company is currently in default of the minimum book net worth covenant under the Credit Facility and has borrowed funds in excess of the borrowing base limitations imposed by the Credit Facility. The Company is continuously working with TECH Cayman to resolve these defaults.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            XBOX TECHNOLOGIES, INC.

Dated:  February 1, 2001                    By: /s/ JOHN VAN LEEUWEN
                                               --------------------------------
                                               John Van Leeuwen
                                               Interim Chief Executive Officer
                                               (principal executive officer)


                                            By:  /s/ FRANK VAN LUTTIKHUIZEN
                                               --------------------------------
                                               Frank Van Luttikhuizen
                                               Interim Chief Financial Officer
                                               (principal accounting officer)