Form 10QSB
period 2001-02-28
XBOX TECHNOLOGIES INC
filed 2001-04-16
CIK 934520

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended February 28, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period From ____ to ____

                         Commission file number 0-27928

                             XBOX TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                DELAWARE                                       41-1528120
---------------------------------------------               -------------------
(State or other jurisdiction of incorporation                 (IRS Employer
           or organization)                                 Identification No.)



                        1800 CORPORATE BLVD, NW SUITE 101
                            BOCA RATON, FLORIDA 33431
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (905) 632-3522
                    ----------------------------------------
                           (Issuer's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


The number of shares of common stock, par value $.10 per share, outstanding as of March 24, 2001 was 27,596,755.

Transitional Small Business Disclosure Format (Check One): YES [ ]  NO [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             XBOX TECHNOLOGIES, INC.

                                 Balance Sheets
                February 28, 2001 (Unaudited) and August 31, 2000


                                                                            FEBRUARY 28,        AUGUST 31,
                                                                               2001                2000
                                                                            ------------       ------------
                                                                            (Unaudited)          (Note)
ASSETS
Current Assets:
   Cash and cash equivalents .........................................      $     22,426       $     12,147
   Accounts receivable (net of allowance for doubtful accounts) ......           538,646            331,143
   Notes receivable - related party ..................................                --             80,828
   Inventories .......................................................           119,713            173,693
   Prepaid expenses ..................................................           264,697             98,865
                                                                            ------------       ------------
        Total current assets .........................................           945,482            696,676
                                                                            ------------       ------------
Property and equipment:
   Computer equipment ................................................         1,042,357            888,440
   Furnishings and equipment .........................................           386,733            367,182
   Vehicles ..........................................................            76,926                 --
   Leasehold improvements ............................................            83,898             83,425
                                                                            ------------       ------------
                                                                               1,589,914          1,339,047
   Less:  accumulated depreciation ...................................          (862,471)          (782,051)
                                                                            ------------       ------------
        Total property and equipment .................................           727,443            556,996
                                                                            ------------       ------------
Other assets:
   Software development costs - net of amortization ..................           104,314            119,216
      Other assets ...................................................            23,751             24,250
                                                                            ------------       ------------
        Total other assets ...........................................           128,065            143,466
                                                                            ------------       ------------
Total assets .........................................................      $  1,800,990       $  1,397,138
                                                                            ============       ============



                             XBOX TECHNOLOGIES, INC.

                February 28, 2001 (Unaudited) and August 31, 2000




                                                                            FEBRUARY 28,        AUGUST 31,
                                                                               2001                2000
                                                                            ------------       ------------
                                                                            (Unaudited)          (Note)
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:

   Accounts payable ..................................................      $    519,790       $    423,617
   Accrued liabilities ...............................................           438,306            268,033
   Accrued consulting fees - related party ...........................           125,000            275,000
   Notes payable - related party .....................................           150,422                 --
   Other current liabilities .........................................            17,035                 --
   Customer deposits .................................................            22,666             16,666
   Current portion of capitalized lease obligation ...................             5,265              5,406
   Accrued interest ..................................................            56,121                 --
   Deferred revenue ..................................................           161,043            265,494
                                                                            ------------       ------------

Total current liabilities ............................................         1,495,648          1,254,216
                                                                            ------------       ------------
Notes payable - related party ........................................         1,841,689                 --
Capital lease obligation .............................................            10,978             18,368
Subordinated Loans ...................................................            38,700                 --
                                                                            ------------       ------------

Total long term liabilities ..........................................         1,891,367             18,368
                                                                            ------------       ------------

Total liabilities ....................................................         3,387,015          1,272,584
                                                                            ------------       ------------

Stockholders' equity (deficit):
   Preferred stock, par value $.10 per share
      Authorized shares -- 5,000,000
      Issued and outstanding shares - 834,830 at February 28, 2001
        and 702,763 at August 31, 2000 ...............................            83,483             70,276

   Common stock, par value $.10 per share
      Authorized shares -- 50,000,000
      Issued and outstanding shares -  27,596,755 at February 28, 2001
        and 27,596,755 at August 31, 2000 ............................         2,759,675          2,759,675
    Additional Paid in Capital .......................................        23,815,199         21,609,695
   Accumulated deficit ...............................................       (28,244,382)       (24,315,092)
                                                                            ------------       ------------
Total stockholders' equity (deficit) .................................        (1,586,025)           124,554
                                                                            ------------       ------------
Total liabilities and stockholders' equity (deficit) .................      $  1,800,990       $  1,397,138
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

                 See accompanying notes to financial statements

                             XBOX TECHNOLOGIES, INC.

                            Statements of Operations

                       For the Three Months and Six Months
                 Ended February 28, 2001 and February 28, 2000
                                   (Unaudited)



                                       THREE MONTHS ENDED FEBRUARY 28        SIX MONTHS ENDED FEBRUARY 28
                                      -------------------------------       -------------------------------
                                           2001               2000               2001               2000
                                      ------------       ------------       ------------       ------------
Net sales ......................      $    434,628       $    131,974       $    946,093       $    351,559
Cost of sales ..................           135,905             20,328            222,480            155,825
                                      ------------       ------------       ------------       ------------
Gross margin ...................           298,723            111,646            723,613            195,734

Operating expenses:
      Selling expenses .........         1,045,546            394,842          2,182,940            781,544
      Research and development
       expenses ................           404,265             35,374            843,616            123,036
      General and administrative
       expenses ................         1,060,173            871,419          1,582,213          1,534,849
                                      ------------       ------------       ------------       ------------
        Total operating expenses         2,509,984          1,301,635          4,608,769          2,439,429
                                      ------------       ------------       ------------       ------------
Operating loss .................        (2,211,261)        (1,189,989)        (3,885,156)        (2,243,695)
Other income/(expenses)
      Interest expense .........           (25,637)           (65,809)           (57,030)           (78,414)
      Interest income ..........             2,010              2,225             12,897              3,036
                                      ------------       ------------       ------------       ------------
        Total other
         income/(expenses) .....           (23,627)           (63,584)           (44,133)           (75,378)
                                      ------------       ------------       ------------       ------------
Net loss .......................      $ (2,234,888)      $ (1,253,573)      $ (3,929,289)      $ (2,319,073)
                                      ------------       ------------       ------------       ------------
Net loss per share .............      $      (0.08)      $      (0.05)      $      (0.14)      $      (0.08)
                                      ------------       ------------       ------------       ------------
Weighted average number of
      shares outstanding .......        27,596,755         27,296,706         27,596,755         27,296,706
                                      ------------       ------------       ------------       ------------



                 See accompanying notes to financial statements.

                             XBOX TECHNOLOGIES, INC.

                            Statements of Cash Flows
        For the Six Months Ended February 28, 2001 and February 28, 2000
                                   (Unaudited)


                                                                            SIX MONTHS ENDED FEBRUARY 28
                                                                           ------------------------------
                                                                                2001              2000
                                                                            -----------       -----------
OPERATING ACTIVITIES
Net loss .............................................................       (3,929,289)       (2,319,073)
Adjustments to reconcile net loss to net cash
   used in operating activities:
        Depreciation .................................................           80,420            87,854
        Amortization .................................................           15,401                --
        Accounts receivable ..........................................         (207,504)          (89,592)
        Inventories ..................................................           53,980            44,668
        Prepaid expenses .............................................         (165,832)           12,730
        Accounts payable .............................................           96,173          (156,348)
        Other current liabilities ....................................           17,035           (22,578)
        Accrued liabilities ..........................................           20,273          (106,769)
        Deferred license fees ........................................         (104,451)               --
        Accrued interest .............................................           56,121                --
        Customer deposits ............................................            6,000                --
                                                                            -----------       -----------
        Net cash used in operating activities ........................       (4,061,673)       (2,549,108)
                                                                            -----------       -----------

INVESTING ACTIVITIES
Capital expenditures .................................................         (250,867)          (67,609)
Loans to related party ...............................................          231,250        (2,654,189)
Cash acquired from acquisition .......................................               --            15,383
Other assets .........................................................               --            (2,875)
                                                                            -----------       -----------
Net cash used in investing activities ................................          (19,617)       (2,709,290)
                                                                            -----------       -----------

FINANCING ACTIVITIES
   Net proceeds from issuance of common stock ........................               --            60,832
   Proceeds from notes payable .......................................        4,060,400         5,335,500
   Proceeds from subordinated loans ..................................           38,700                --
   Payments on capitalized lease obligation ..........................           (7,531)           (7,603)
                                                                            -----------       -----------

Net cash provided (used) by financing activities .....................        4,091,569         5,388,729

Net increase (decrease) in cash ......................................      $    10,279       $   130,331

Cash at beginning of period ..........................................           12,147           200,048

Cash at end of period ................................................      $    22,426       $   330,379
                                                                            ===========       ===========

SUPPLEMENTARY DISCLOSURE OF INTEREST AND TAXES PAID

Interest paid ........................................................      $    57,030
Taxes paid ...........................................................      $         0
SUPPLEMENTARY DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Preferred stock in connection with debt-equity conversion ............      $ 2,218,711


                             XBOX TECHNOLOGIES, INC.

                                   Form 10-QSB

                                February 28, 2001

                          Notes to Financial Statements

1.       BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements include the financial statements of XBOX Technologies, Inc. f/k/a Nicollet Process Engineering, Inc. and its wholly owned subsidiaries, FullMetrics, Inc. and Knowledgeware Solutions, Inc. All significant intercompany transactions and accounts have been eliminated. These financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements have been omitted or condensed pursuant to such rules and regulations. The information furnished reflects, in the opinion of the management of the Company, all adjustments (of only a normally recurring nature) necessary to present a fair statement of the results for the interim periods presented. Operating results for the six month period ended February 28, 2001 are not necessarily indicative of the results that may be expected for the year ending August 31, 2001. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB dated August 31, 2000.

2.       NET LOSS PER SHARE

         Basic loss per share is based on the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share for the Company are the same as basic earnings per share because the effect of options and warrants is anti-dilutive.

3.       NOTES PAYABLE - RELATED PARTY

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

         In addition, the Company was advanced $1,841,689 from TECH Cayman under a line of credit agreement. The loan bears interest at prime plus 1%.

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


         This quarter continued to see developments in the evolution of Knowledge Mechanics as a leader in the E-learning marketplace.

         In February, Knowledge Mechanics launched its Custom Content Developer
(CCD) Program in response to an increased demand for courseware delivered via the Internet. The program is geared toward small and medium-sized companies creating specialized online training for Fortune 5000 businesses. Knowledge Mechanics provides organizations with a cost-effective way to create courses and also, dynamically store, assemble, easily maintain and deploy content for the Internet, classroom or computer-based training.

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

REVENUES

         Consolidated revenues increased 229% to $434,628 for the quarter ended February 28, 2001 compared to $131,974 for the same period ended February 28, 2000. Net revenue generated from Knowledge Mechanics totaled $399,008 compared to $14,930 for the same period ended February 28, 2000. Revenue from North American and European operations totaled $276,100 and $122,908, respectively. License Fees accounted for $257,137, or 64.7% of total revenues with approximately $158,651 derived from North America.

         Revenue from Fullmetrics was $35,620 compared to $117,044 for the same period ended February 28, 2000, reflecting the winding up of the Fullmetrics operation.

         GROSS MARGINS

         For the quarter ended February 28, 2001, consolidated cost of goods sold totaled $135,905 or 31.3% of revenues. Cost of goods sold consists primarily of commissions paid on sales, 3rd party OEM product license fees, royalties and fees paid to the company's partners and resellers.

         Gross margin from Knowledge Mechanics' North American operations was $229,683 or 83.2% of revenue while margins earned from European operations was $66,165 or 53.9% of revenues. Distributor fees paid to partners and resellers totaling $42,517 or 74.9% of total European cost of goods contributed to lower European margins.


         SALES AND MARKETING EXPENSE

         Sales and Marketing costs increased dramatically to $1,045,546 for the quarter ended February 28, 2001 from $394,842 for the same period ended February 28, 2000. These increases were the result of additional personnel costs associated with new sales initiatives in the U.S. and Europe.

         Increased marketing costs also contributed to the overall increase as Knowledge Mechanics embarked on aggressive advertising and promotional campaigns during the quarter. Significant presence at several international conferences and seminars that yielded considerable interest in the company's products and services was also a contributing factor. It is management's belief that this interest, combined with the new sales and marketing strategies including a focus on the Software and Healthcare verticals, will result in rapidly growing revenues in the coming quarters.

         RESEARCH AND DEVELOPMENT

         The company's policy is to expense as research and development all costs associated with the exploration of new technologies and processes as well as costs in connection with daily operations and the development of ongoing projects.

         As of February 28, 2001 the company incurred $404,265 in research and development costs in such endeavors. Direct internal development costs associated with payroll and facilities accounted for approximately 85.0% of the total, with the balance comprising subcontract and 3rd party services.

         The company also incurred consulting charges totaling $52,739 in connection with architectural design and functionality aspects of the web-based version of Knowledge Mechanics Studio.

         All Research and Development activities originate from North America.


         GENERAL AND ADMINISTRATIVE EXPENSE

         General and Administrative expenses totaled $1,060,173 for the three months ended February 28, 2001. Of this total $284,518, or 26.8%, is directly attributable to the further development of the Professional Services functional lines designed to support the implementation and integration of Knowledge Mechanics Studio.

         NET LOSS

         The net loss increased to $2,234,888 for the quarter ended February 28, 2001 from $1,253,573 for the quarter ended February 28, 2000 as the company expanded its sales and marketing presence in global markets.

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

         Net cash used in operations totaled $4,061,673 for the quarter ended February 28, 2001. Cash was used exclusively to fund the company's operating and development requirements. Funds provided from financing activities provided $4,091,569 for the period. Net cash used related to investing activities for plant and equipment purposes totaled $19,617 for the period.

         The company is currently negotiating with several financial institutions regarding securing a $500,000 revolving credit facility for working capital purposes and to meet short-term fluctuations in receivables.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         There are no material pending legal, governmental, administrative or other proceedings to which the Company is a party or of which any of its property is the subject.

ITEM 2. CHANGES IN SECURITIES.

        None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         The Company is currently in default of the minimum book net worth covenant under the Credit Facility and has borrowed funds in excess of the borrowing base limitations imposed by the Credit Facility. The Company is continuously working with TECH Cayman to resolve these defaults. TECH Cayman has waived compliance with the covenant, and accordingly the debt is classified as non-current in the Company balance sheet.

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

                                         XBOX TECHNOLOGIES, INC.

Dated:  April 9, 2001                    By: /s/ JOHN VAN LEEUWEN
                                            -----------------------------

                                         John Van Leeuwen
                                         Interim Chief Executive Officer
                                         (principal executive officer)


                                         By: /s/ FRANK VAN LUTTIKHUIZEN
                                            -----------------------------
                                         Frank Van Luttikhuizen
                                         Interim Chief Financial Officer
                                         (principal accounting officer)