Form 10QSB
period 2001-05-31
XBOX TECHNOLOGIES INC
filed 2001-07-20
CIK 934520

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended May 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period From ____ to ____

                         Commission file number 0-27928

                             XBOX TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                           41-1528120
  (State or other jurisdiction                               (IRS Employer
of incorporation or organization)                          Identification No.)


                        1800 Corporate Blvd, NW Suite 101
                            BOCA RATON, FLORIDA 33431
                    (Address of principal executive offices)

                                 (905) 632-3522
                           (Issuer's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


The number of shares of common stock, par value $.10 per share, outstanding as of June 18, 2001 was 27,596,755.

Transitional Small Business Disclosure Format (Check One): YES [  ]  NO [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             XBOX TECHNOLOGIES, INC.
                                 BALANCE SHEETS

                  May 31, 2001 (Unaudited) and August 31, 2000


                                                                          MAY 31,             AUGUST 31,
                                                                           2001                  2000
                                                                       -----------            ---------
                                                                        (Unaudited)             (Note)
ASSETS
Current Assets:
   Cash and cash equivalents ...................................            $29,933             $12,147
   Accounts receivable (net of allowance for doubtful accounts)             485,550             331,143
   Notes receivable - related party ............................                 --              80,828
   Inventories .................................................            104,412             173,693
   Prepaid expenses ............................................            181,939              98,865
                                                                       ------------        ------------
        Total current assets ...................................            801,834             696,676
                                                                       ------------        ------------
Property and equipment:
   Computer equipment ..........................................          1,065,597             888,440
   Furnishings and equipment ...................................            456,317             367,182
   Vehicles ....................................................             76,926                  --
   Leasehold improvements ......................................            219,809              83,425
                                                                       ------------        ------------
                                                                          1,818,649           1,339,047
   Less:  accumulated depreciation .............................           (911,381)           (782,051)
                                                                       ------------        ------------
        Total property and equipment ...........................            907,268             556,996
                                                                       ------------        ------------

Other assets ...................................................            120,364             143,466
                                                                       ------------        ------------
Total assets ...................................................         $1,829,466          $1,397,138
                                                                       ============        ============


                             XBOX TECHNOLOGIES, INC.
                           BALANCE SHEETS (Continued)

                  May 31, 2001 (Unaudited) and August 31, 2000


                                                                          MAY 31,             AUGUST 31,
                                                                           2001                  2000
                                                                       -----------            ---------
                                                                        (Unaudited)             (Note)


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable ............................................         $1,343,822            $423,617
   Accounts payable - related party ............................             40,000                  --
   Accrued liabilities .........................................            582,409             268,033
   Accrued consulting fees - related party .....................            125,000             275,000
   Notes payable - related party ...............................            210,871                  --
   Other current liabilities ...................................             16,845                  --
   Customer deposits ...........................................             22,666              16,666
   Current portion of capitalized lease obligation .............              5,406               5,406
   Current portion of note payable .............................            990,820                  --
   Accrued interest ............................................            110,682                  --
   Deferred revenue ............................................            198,633             265,494
                                                                       ------------        ------------
Total current liabilities ......................................          3,647,154           1,254,216
                                                                       ------------        ------------
Notes payable ..................................................          2,739,779
Less current portion of note payable ...........................            990,820                  --
                                                                       ------------        ------------
                                                                          1,748,959
Capital lease obligation .......................................              9,572              18,368
Other Loans ....................................................             33,754                  --
                                                                       ------------        ------------
Total long term liabilities ....................................          1,792,285              18,368
                                                                       ------------        ------------
Total liabilities ..............................................          5,439,439           1,272,584
                                                                       ------------        ------------

Stockholders' equity (deficit):
   Preferred stock, par value $.10 per share
      Authorized shares -- 5,000,000
      Issued and outstanding shares - 834,830 at May 31, 2001
        and 702,763 at August 31, 2000 .........................             83,483              70,276

   Common stock, par value $.10 per share
      Authorized shares -- 50,000,000
      Issued and outstanding shares - 27,596,755 at May 31, 2001
        and 27,596,755 at August 31, 2000 ......................          2,759,675           2,759,675
    Additional Paid in Capital .................................         23,815,199          21,609,695
    Accumulated deficit ........................................        (30,268,330)        (24,315,092)
                                                                       ------------        ------------
Total stockholders' equity (deficit) ...........................         (3,609,973)            124,554
                                                                       ------------        ------------
Total liabilities and stockholders' equity (deficit) ...........         $1,829,466          $1,397,138
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

                 See accompanying notes to financial statements

                             XBOX TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS

    For the Three Months and Nine Months Ended May 31, 2001 and May 31, 2000
                                   (Unaudited)


                                           THREE MONTHS ENDED MAY 31               NINE MONTHS ENDED MAY 31
                                       --------------------------------        --------------------------------
                                           2001                2000                2001                2000
                                       ------------        ------------        ------------        ------------
Net Revenue ....................           $747,980            $248,848          $1,694,072            $595,822
Cost of revenue ................            124,388              73,138             346,868             228,962
                                       ------------        ------------        ------------        ------------
Gross margin ...................            623,592             175,710           1,347,204             366,860

Operating expenses:
      Selling expenses .........          1,508,429             791,502           3,691,369           1,573,046
      Research and development
       expenses ................            386,609              27,249           1,230,225             150,285
      General and administrative
       expenses ................            698,923             949,147           2,281,137           2,483,996
                                       ------------        ------------        ------------        ------------
        Total operating expenses          2,593,961           1,767,898           7,202,731           4,207,327
                                       ------------        ------------        ------------        ------------

Operating loss .................         (1,970,369)         (1,592,188)         (5,855,527)         (3,840,467)
                                       ------------
Other income/(expenses)
      Interest expense .........            (55,193)           (143,392)           (112,223)           (198,223)
      Interest income ..........              1,615               7,745              14,512              10,781
                                       ------------        ------------        ------------        ------------
        Total other

         income/(expenses) .....            (53,578)           (135,647)            (97,711)           (187,442)
                                       ------------        ------------        ------------        ------------

Net loss .......................        $(2,023,947)        $(1,727,835)        $(5,953,238)        $(4,027,909)
                                       ------------        ------------        ------------        ------------

Net loss per share .............             $(0.07)             $(0.06)             $(0.22)             $(0.15)
                                       ------------        ------------        ------------        ------------

Weighted average number of
      shares outstanding .......         27,596,755          27,413,234          27,596,755          27,093,582
                                       ------------        ------------        ------------        ------------



                 See accompanying notes to financial statements.

                             XBOX TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS

             For the Nine Months Ended May 31, 2001 and May 31, 2000
                                   (Unaudited)


                                                                                NINE MONTHS ENDED MAY 31
                                                                             ------------------------------
                                                                                2001               2000
                                                                             -----------        -----------
OPERATING ACTIVITIES
Net loss .............................................................       $(5,953,238)       $(4,027,910)
Adjustments to reconcile net loss to net cash
   used in operating activities:
        Depreciation .................................................           129,330            129,916
        Amortization .................................................            23,101                 --
        Compensation expense in connection with options ..............                                   --
        Accounts receivable ..........................................          (154,407)          (333,310)
        Inventories ..................................................            69,281             41,235
        Prepaid expenses .............................................           (83,074)           (55,754)
        Accounts payable .............................................           920,205             54,012
        Accounts payable - related party .............................            40,000                 --
        Other current liabilities ....................................            16,845              8,810
        Accrued liabilities ..........................................           164,377            221,236
        Deferred revenue .............................................           (66,861)                --
        Accrued payroll liabilities ..................................                --                 --
        Accrued interest .............................................           110,682                 --
        Customer deposits ............................................             6,000              4,051
        Other non-accrued liabilities ................................                --             50,874
                                                                             -----------        -----------
        Net cash used in operating activities ........................        (4,777,759)        (3,906,840)
                                                                             -----------        -----------

INVESTING ACTIVITIES
Capital expenditures .................................................          (479,602)          (317,376)
Loans to related party ...............................................           291,699         (3,511,117)
Cash acquired from acquisition .......................................                               15,383
Other assets .........................................................                --           (195,436)
                                                                             -----------        -----------
Net cash used in investing activities ................................          (187,903)        (4,008,546)
                                                                             -----------        -----------

FINANCING ACTIVITIES
   Net proceeds from issuance of common stock ........................                               60,832
   Proceeds from notes payable .......................................         4,958,490          7,837,400
   Proceeds from other loans .........................................            33,754                 --
   Payments on capitalized lease obligation ..........................            (8,796)            (7,301)
                                                                             -----------        -----------

Net cash provided  by financing activities ...........................         4,983,448          7,890,931
                                                                             -----------        -----------
Net increase (decrease) in cash ......................................           $17,786           $(24,455)

Cash at beginning of period ..........................................            12,147            200,048

Cash at end of period ................................................           $29,933           $175,593
                                                                             ===========        ===========

SUPPLEMENTARY DISCLOSURE OF INTEREST AND TAXES PAID
Interest paid ........................................................          $112,223
Taxes paid ...........................................................                --                 --
SUPPLEMENTARY DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Preferred stock issued in connection with debt-equity conversion .....        $2,218,711


                             XBOX TECHNOLOGIES, INC.

                                   Form 10-QSB

                                  May 31, 2001

                          Notes to Financial Statements

1.       BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements include the financial statements of XBOX Technologies, Inc. f/k/a Nicollet Process Engineering, Inc. and its wholly owned subsidiaries, FullMetrics, Inc. and Knowledge Mechanics Inc. (XBOX or the
         "Company"). All significant intercompany transactions and accounts have been eliminated. These financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements have been omitted or condensed pursuant to such rules and regulations. The information furnished reflects, in the opinion of the management of the Company, all adjustments (of only a normally recurring nature) necessary to present a fair statement of the results for the interim periods presented. Operating results for the nine month period ended May 31, 2001 are not necessarily indicative of the results that may be expected for the year ended August 31, 2001. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB dated August 31, 2000.

2.       NET LOSS PER SHARE

         Basic loss per share is based on the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share for the Company are the same as basic earnings per share because the effect of options and warrants is anti-dilutive.

3.       NOTES PAYABLE

         In November 2000, the Company agreed to convert $2,218,711 of indebtedness to TECH Inspirations, Inc., a Cayman Island corporation and the Company's largest stockholder ("TECH Cayman") into 132,067 shares of Series A Convertible Preferred Stock at a conversion price of $16.80 per share. Each share of preferred stock is currently convertible into 200 shares of common stock, and each share of preferred stock has that number of votes on all matters submitted to the stockholders that is equal to the number of shares of common stock into which it is then convertible.

         In addition, the Company was advanced $2,739,779 from TECH Cayman under a line of credit agreement. The loan bears interest at prime plus 1%.

4.       SUBSEQUENT EVENTS

         On July 13, 2001, XBOX acquired 100% of the shares YOUpowered Inc. ("YPI") a provider of personalization technology for e-business and customers for approximately $3.7 million payable in shares of common stock and Series B Preferred Stock of XBOX. XBOX incurred approximately $150,000 in transaction costs related to this acquisition.

         Pursuant to the Agreement and Plan of Merger dated July 5, 2001 by and between XBOX and YPI, XBOX will initially issue (i) 10,248,392 shares of its Common Stock and (ii) 2,049,678 shares of its Series B Preferred Stock to the former stockholders of YPI. XBOX may be required to issue additional shares of its Common Stock and Series B Preferred Stock to the former stockholders of YPI depending on the resolution of certain contingent liabilities and the achievement by XBOX of certain revenue and trading price targets.

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

RESULTS OF OPERATIONS

         GENERAL

XBOX Technologies, Inc. ("XBOX", or the "Company") is a technology holding company whose strategy is to acquire various companies in the software industry. XBOX currently has one operating subsidiary, Knowledge Mechanics Inc. (KM), formerly Knowledgeware Solutions Inc. Knowledge Mechanics is an e-learning company competing in the Learning Content Management Space(LCMS). This newly identified segment is rapidly emerging as the latest trend in the explosive e-Learning market, according to new reports from leading industry analysts. LCMS solutions allow companies to create small units of instructional content called learning objects, reducing the time and cost of content creation as well as facilitating personalized learning for students. Careful division and management of data in learning objects allow enterprises to markedly leverage their repositories of data and learning exercises. Learning Content Management Systems enable educators to variously assemble and re-purpose information based on variable criteria, such as an individuals role & proficiency level.

         The third quarter saw many accomplishments in the evolution of Knowledge Mechanics as a segment leader. A number of sales contracts were secured, and clients now include:

         o a company which provides distance-learning content to the insurance industry

         o  a media management and marketing content firm

         o a provider of end-user e-learning and performance support solutions for enterprise-wide applications such as CRM (customer relationship management) and ERP (enterprise resource planning)

XBOX has one other wholly owned subsidiary, FullMetrics Inc. As previously announced, FullMetrics, which engaged in the business of providing software solutions for companies in the plastics and die casting industries, ceased most of its operations in August 2000, although it continues to support existing customers. The Company is actively engaged in talks with third parties concerning the sale of FullMetrics' assets. However, no assurance can be given that a definitive agreement to sell the assets of FullMetrics will be reached.

         REVENUES

         Consolidated net revenues increased 200.6% to $747,980 for the quarter ended May 31, 2001 compared to $248,848 for the same period ended May 31, 2000. The North American operations of Knowledge Mechanics accounted for substantially all revenues generated this quarter. Fullmetrics revenue decreased from $231,024 for the quarter ended May 31, 2000 to $8,259 for the quarter ended May 31, 2001. This is a result of the wind-up of operations as mentioned above. Knowledge Mechanics revenue increased from $17,824 for the quarter ended May 31, 2000 to $739,721 for the quarter ended May 31, 2001.

         License revenue accounted for $281,670 or 37.7% of total revenue.

         Knowledge Mechanics also delivered $29,791 in training and consulting services in connection with the implementation of KM Studio. Deferred maintenance revenue in the amount of $36,247 was recorded as a result of confirmed License agreements.

         The company also earned $289,000 of customization revenue in conjunction a pilot project. Knowledge Mechanics entered into a pilot and evaluation project with an industry leader who required specific product modifications.

         Knowledge Mechanics also realized $78,013 of custom content development revenue. Although custom content is an important revenue source, management is continuing the process of transitioning from a custom content-house developer providing courseware conversion of hard-copy training materials to a software provider allowing clientele the ability to dynamically develop, deploy and maintain internally the development of its own courseware materials.

         GROSS MARGINS

         Gross margin for the quarter ended May 31, 2001 was 83.4% of net revenues, up from 70.6% for the quarter ended May 31, 2000. This increase is a result of higher margins on Knowledge Mechanic's products.

         SALES AND MARKETING EXPENSE

         Sales and Marketing costs increased 90.6% to $1,508,429 for the quarter ended May 31, 2001 from $791,502 for the same period ended May 31, 2000. Knowledge Mechanics accounted for $1,472,163 of current quarter costs, with the balance of $36,266 being Fullmetric's costs. In the same quarter of 2000, Knowledge Mechanics and Fullmetrics had sales and marketing costs of $366,753 and $424,748 respectively. Knowledge Mechanics sales and marketing costs have increased 300% over the same period ended May 31, 2000. This reflects the growth of the sales force and new marketing initiatives in Knowledge Mechanics.

         Increased sales headcount associated with the expansion into the Western US markets along with its related increase in personnel and travel expenses contributed significantly to this increase. The company opened offices in Dallas and San Jose during the period.

         Marketing costs also contributed to the increase as the company continued its aggressive advertising and promotional campaigns during the quarter primarily in its core North American markets. KM's presence at several conferences and seminars was also a contributing factor. The presence of KM at industry conferences and seminars is designed to generate interest in its products. It is management's expectation that this interest will result in increasing revenues for the coming quarters. However, no assurance can be given that revenues will actually increase in the coming quarters or that any increase in revenues will result in profitability for the Company.

         RESEARCH AND DEVELOPMENT

         The company's policy is to expense as research and development all costs associated with the exploration of new technologies and processes.

         The company incurred $386,609 in research and development costs during the quarter ended May 31, 2001 All development activities are coordinated from North America. Direct internal development costs associated with payroll and facilities accounted for approximately 70.0% of the total with the balance comprising subcontract and 3rd party services and translation expenses associated with the update release of Knowledge Mechanics Studio 3.1 into foreign markets.

         GENERAL AND ADMINISTRATIVE EXPENSE

         General and Administrative expenses decreased 26.4% to $698,923 for the three months ended May 31, 2001 from $949,147 for the quarter ended May 31, 2000. This decrease is the result of the elimination of a consulting fee charged in the quarter ended May 31, 2000, and reduced administrative costs associated with the winding up of the Fullmetrics operation.

         NET INTEREST EXPENSE

         Net interest expense totaled $53,578 for the quarter ended May 31, 2001, down 61.5% from $135,647 for same period last year. This decrease is due to the conversion of $11,806,426 of debt to 702,763 shares of Series A Convertible Preferred Stock in August, 2000.

         NET LOSS

         The net loss increased to $2,023,947 for the quarter ended May 31, 2001 from $1,727,835 for same period ended May 31, 2000. This increase is largely the result of lower than expected sales volume and a greater commitment towards development and marketing and promotional media programs.

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

         Net cash used in operations totaled $4,777,759 for the nine months ended May 31, 2001. Cash was used exclusively to fund the company's operating and development requirements. Funds provided from financing activities provided $4,983,448 for the period. Net cash used related to investing activities for plant and equipment purposes totaled $187,903 for the period.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         There are no material pending legal, governmental, administrative or other proceedings to which the Company is a party or of which any of its property is the subject.

ITEM 2.  CHANGES IN SECURITIES.

         On July 11, 2001, the Company created a new class of preferred stock called Series B Convertible Preferred Stock. The rights and preferences of such class of stock is described in the Certificate of Designation of Rights and Preferences of Series B Convertible Preferred Stock of XBOX Technologies, Inc." which is attached hereto as Exhibit 4.1.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibit 4.1 Certificate of Designation of Rights and Preferences of Series B Convertible Preferred Stock of XBOX Technologies, Inc..

         (b) No Current Reports on Form 8-K were filed during the fiscal quarter ended May 31, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           XBOX TECHNOLOGIES, INC.

Dated:  July 19, 2001                      By: /s/ JOHN VAN LEEUWEN
                                              -----------------------------
                                              John Van Leeuwen
                                              Interim Chief Executive Officer
                                              (principal executive officer)


                                           By:  /s/ FRANK VAN LUTTIKHUIZEN
                                              -----------------------------
                                              Frank Van Luttikhuizen
                                              Interim Chief Financial Officer
                                              (principal accounting officer)

                             XBOX TECHNOLOGIES, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                        FISCAL QUARTER ENDED May 31, 2001

                                  EXHIBIT INDEX

   EXHIBIT NO.                                 DESCRIPTION                                         LOCATION
   -----------                                 -----------                                         --------

       4.1         Certificate  of  Designation  of Rights and  Preferences of Series B         Filed herewith
                   Convertible Preferred Stock of XBOX Technologies, Inc..............          electronically



